Form 10-K
period 2021-12-31
EngageSmart, Inc.
filed 2022-03-03
CIK 1863105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40835

EngageSmart, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2785225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 Braintree Hill Office Park, Suite 101 Braintree, Massachusetts	02184
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 848-3733

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	ESMT	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on The New York Stock Exchange on September 23, 2021.

As of February 28, 2022, the registrant had 162,194,210 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021, are incorporated herein by reference in Part III of this Form 10-K.

Auditor Firm ID:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, MA, United States

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations, including related to digital adoption of our software solutions, customer acquisition strategies, investment in new products and enhancement of existing products, expansion into new verticals and the pursuit of select acquisitions.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Item 1A of this Annual Report. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference and have filed as exhibits to this Annual Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

ii

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

•	If we are unsuccessful in establishing, growing or maintaining strategic partnerships, our ability to compete could be impaired, and our operating results may suffer.

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

•

General Atlantic (IC), L.P. ("General Atlantic") has significant influence over EngageSmart, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

•	We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

iii

PART I

Item 1. Business.

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service (“SaaS”) vertical solutions, including SimplePractice, InvoiceCloud, HealthPay24 and DonorDrive, that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of December 31, 2021, EngageSmart serves more than 79,000 customers in the SMB Solutions segment and more than 3,100 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

We believe the end-markets we serve are burdened by legacy systems and processes that result in operational inefficiencies and relatively low digital adoption from consumers. At the same time, consumers increasingly demand the convenient self-service capabilities and intuitive, frictionless, and personalized digital experiences that have become commonplace in other industries. Existing solutions in our end-markets are often built on legacy, hosted, or on-premises infrastructure that can lack the flexibility, scalability, and integrations required to provide advanced digital engagement capabilities. This has created a tremendous opportunity for our solutions to improve the customer experience by either replacing or augmenting the information systems used by our customers. Our ability to leverage our true SaaS solutions to innovate quickly and deliver enhancements to our customers on an ongoing basis is a key competitive advantage. This allows us to consistently innovate to increase digital adoption and add value for our clients.

We believe our solutions address a massive market opportunity today. Our verticals are large, underpenetrated, and generally non-cyclical with significant whitespace, low digital adoption, and growing usage of software and payments. Many verticals are only just beginning their digital journeys, providing an attractive runway for growth.

Our Solutions

We organize our solutions into two reportable segments, Enterprise Solutions and SMB Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement through electronic billing and digital payments. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. Our value proposition is focused on transforming our customers’ digital engagement through four core SaaS solutions, including:

•
SimplePractice. An end-to-end practice management and EHR platform that health and wellness professionals use to manage their practices. SimplePractice serves practitioners, who are our customers, throughout their career journey, allowing them to manage their practice development from licensure to private practice. SimplePractice optimizes and enhances the customer and their clients’ experience by enabling customers to engage with their clients across both virtual and in-person settings, schedule appointments, document cases, and handle all aspects of billing and insurance processing on one integrated platform. Our platform also helps our customers build and grow their practices through the use of our online marketplace, Monarch.
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

Our success in helping our customers simplify, streamline, and grow their businesses has allowed us to achieve significant growth. For the year ended December 31, 2021 and 2020, we generated revenue of $216.3 million and $146.6 million, respectively. For the year ended December 31, 2021 and 2020, we had total net loss of $9.0 million and $6.7 million, respectively. Our Adjusted EBITDA was $30.6 million and $22.0 million for the year ended December 31, 2021 and 2020, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Competitive Advantage

We believe we have a differentiated position in the market, built on the following strengths:

•
True SaaS solutions. We offer true SaaS solutions that simplify customer engagement by driving digital adoption and self-service capabilities. By “true” SaaS, we mean our products are single instance, multi-tenant cloud software solutions. They were designed to operate in the cloud from the beginning, which provides us the flexibility, scalability, and integrations required to deliver advanced digital engagement capabilities. We believe our architecture enables us to innovate quickly and deliver new features to our customers simultaneously and at lower operating costs compared to legacy providers. Our ability to innovate quickly is critical to maintaining our product leadership. Our true SaaS architecture also provides financial benefits to us through operational scalability.
•
Product leadership through ongoing innovation. We strive to deliver the best software solutions in the verticals we target and to continue innovating around these products to maintain this product leadership. For example, in our SMB Solutions segment, SimplePractice offered integrated telehealth capabilities well before the COVID-19 pandemic, and SimplePractice continues to introduce additional resources for our customers to grow their practices, such as professional websites and Monarch, an online marketplace that reinvents how practitioners connect with therapy seekers. In our Enterprise Solutions segment, InvoiceCloud continues to introduce new features, such as support for alternative payment methods, outbound campaigns and enhancements to our customer and payer portals. Our true SaaS model allows our customers to benefit from this innovation on release without the cost or time delays of traditional software upgrades.
•
Vertical domain expertise. We are focused on providing vertically tailored customer engagement software and integrated payments to our customers. We develop deep expertise in the industries we serve and recruit industry experts with vertical domain expertise to drive innovation and product development. Our approach enables us to deliver industry-tailored software solutions, including business management software, customer engagement applications, and billing and payment solutions, to address vertical-specific workflows and customer requirements. Our vertical domain expertise is a competitive differentiator when we compete against “one size fits all” solutions offered by other providers.
•
Exceptional talent and culture. We believe our unique culture enables us to attract, retain, and develop exceptional talent, which is a critical component of our success. Our culture is deeply embedded in everything we do and is centered on two core principles: a growth mindset and servant leadership. We believe the best leaders empower their teams to excel, and great companies provide the tools their customers need to win in the marketplace.

•
Customer focus. We have a product-driven, customer-focused ethos, and we are dedicated to helping our customers simplify, streamline, and grow their businesses. We win when our customers win. For example, in our Enterprise Solutions segment, the core value proposition of InvoiceCloud is to drive digital adoption, make it easy for our customers to connect digitally with their clients, and for these clients to adopt paperless billing and electronic payment methods. Because we monetize InvoiceCloud on a transaction basis, everyone wins when we are successful in driving digital adoption.
•
Effective go-to-market. We have an efficient and diversified go-to-market strategy tailored to each vertical we serve. For our SMB Solutions segment, we primarily generate inbound interest for SimplePractice through search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. For our Enterprise Solutions segment, we integrate our solutions with our customers’ back-end core systems, and we go-to-market with a partner-assisted direct sales force, which accelerates new customer acquisition and increases retention.

Our Growth Strategies

We are focused on growing and scaling our business in a rapid yet sustainable and disciplined fashion. We intend to drive significant growth by executing the following key strategies:

•
Grow with existing customers. We grow with our existing customers in two ways: adding product features and additional functionality to our solutions and continuing to drive digital adoption of our existing solutions. With SimplePractice, we have a successful track record of building a complete ecosystem for health and wellness practitioners that extends beyond practice management to professional websites, continuing education, digital content, and marketplace solutions. With InvoiceCloud, driving digital adoption enables us to capture more electronic bill payments and generate more transaction and usage-based revenue. Our ability to grow with and create value for our existing customers underpins our 119% and 124% dollar-based net retention rate as of December 31, 2021 and 2020, respectively.
•
Win new customers. Our verticals are large, underpenetrated, and non-cyclical with significant whitespace, low digital adoption, and growing usage of software and payments. We believe there is a significant opportunity to attract new customers with our current offerings in our vertical end-markets. We plan to continue winning new customers by investing in our salesforce, improving the awareness of our brands and solutions, and building new partnerships and integrations. We intend to continue winning market share by driving product leadership and best-in-class digital adoption of our solutions.
•
Build new, and enhance existing, products. In order to maintain our product leadership, we continue to invest in new products and develop the tools and features that customers need to win in the marketplace. We actively solicit our customers’ feedback in order to build products that best fit their business needs. These insights enable us to continually assess opportunities to develop or enhance our products to further expand market share, drive customer retention, and fuel growth for our business.
•
Expand into new verticals. Many verticals are only just beginning their digital journeys, which provides a tremendous runway for growth. We intend to continue to expand into new verticals and sub verticals over time, and we are particularly attracted to verticals with low digital adoption and growing usage of software and payments. For example, the SimplePractice platform was originally built to meet the needs of mental health practitioners. Over time, we have tailored the platform to address specialties within mental health and expanded the platform to serve other health and wellness professionals such as speech language pathologists, occupational therapists, acupuncturists, among others.
•
Pursue select strategic acquisitions. We plan to pursue strategic acquisitions that we believe will be complementary to our existing verticals and solutions and increase the value proposition we deliver to our customers. For example, we may pursue acquisitions that we believe will help us expand within existing or new industry verticals or enter new markets.

Our Technology and Architecture

Our solutions are architected and built on a common set of foundational technology principles that distinguish us and provide a multitude of benefits to our customers. Our solutions are designed from the ground up for speed-to-market, scalability, security, durability, and reliability. The foundational technology that enables these benefits includes:

•
True SaaS. SaaS is a licensing and delivery model that offers customers all of the benefits of an application without requiring continuous software upkeep by in-house staff or third parties. SaaS applications deliver the most up-to-date software through the Internet to a computer or mobile device. To be considered a true SaaS platform, all features, functionality, automation, security controls, data storage, and configuration must be delivered from a single code base on a multi-tenant infrastructure. Our solutions are true SaaS from the first line of code, not a legacy application migrated to the cloud or a retrofitted version of an application with a cloud database. All customers get the latest updates simultaneously and at more frequent intervals from a single platform.

Our solutions employ micro-services, containerization, and other modern architectural concepts that provide support for zero-downtime deployments, reduced testing complexity, pipeline and delivery automation, continuous delivery, and security by design. And, we are always investing in emerging technologies that will help to improve our customers’ experiences.

•
Configure not customize. Scaling to serve thousands of customers with unique engagement needs and business requirements demands substantial forethought and engineering. Surrendering to serve customers by customizing software is a costly and limiting strategy. We have invested tens of thousands of hours of engineering effort to adhere to the principles of exposing capabilities through configuration of our SaaS solutions, making them available to all customers with the “flip of a switch” without compromising speed, security, or upgradability. New customers can onboard quickly without prolonged implementations and all customers can embrace new capabilities at their own pace. Our solutions are designed to avoid legacy dead ends or big-bang deployment risk associated with customizations.

Customers can configure their experience by opting into the features or services they need or want in many cases on their own, or if they choose, with assistance. No custom coding is necessary to take advantage of our SaaS platform capabilities.

•
Extend capabilities through integrations. Our solutions embrace the power of partnerships through integration. Some of our customers have other technology and systems that serve as the core software systems and deliver or receive data about their clients. We have implemented customer and vendor-facing APIs, web service endpoints, and other integrations with many core software system providers and vendors. The architecture of the integrations and the design patterns we employ help us quickly extend our integrations to new providers or vendors.

Sales, Marketing and Customer Success

Sales and Marketing

We employ a diversified and efficient go-to-market strategy that leverages digital marketing, direct sales, referrals, and strategic partnerships to accelerate new customer acquisition.

For our solutions in our SMB Solutions segment, we primarily generate inbound interest through search engine optimization, word-of-mouth, paid customer referral arrangements, and search engine marketing. We employ a self-service model. Most customers navigate to our website and adopt our solution without ever speaking with a SimplePractice employee.

For our solutions in our Enterprise Solutions segment, we integrate directly with our customers’ back-end core systems, and we go to market with a direct sales force, sometimes in conjunction with strategic partners, such as back-end software providers. We leverage partners for lead generation and selling support, and we have over 300 unique integrations to customer billing and client management systems. Our partnerships provide us greater reach into vertical markets with pre-qualified leads that drive highly efficient sales processes. Through our strategic partnerships, we enjoy a shorter sales cycle, which enables our sales team to spend less time prospecting and more time selling. Our partner integrations enable us to deliver richer payer experiences through real-time, bi-directional data exchange. Our partnerships are centered around referrals as between the partners that result in two-party contracts between the customer and ourselves.

Our direct sales team is responsible for outbound lead generation, driving new business and helping to manage account relationships and renewals. Our sales team also maintains close relationships with existing customers and helps identify and understand their specific needs to help inform our product roadmap.

Customer Success

Our customer success teams have a deep understanding of our customer's unique needs and have developed a relationship management model accordingly. We use what we learn to continuously improve our solutions and the customer experience. As part of our customer success strategy, we have developed an efficient multi-tiered customer support organization. Our teams leverage the latest technology to interact with our clients in the method that is most comfortable to them. Whether leveraging online chat support, emails or phone, our goals is to put the customer first and efficiently serve their needs. We believe in establishing long-lasting partnerships with regular check-ins to ensure customers are realizing the most value from our solution, ultimately supporting retention and growth.

Research and Development

Research and development is a key factor that drives our product leadership, and we invest substantial time, energy, and resources to ensure we have a deep understanding of our customers’ needs in each vertical we serve. We continually innovate to deliver value-added features and focus on creating solutions that directly address our customers’ pain points. We work closely with our customers to capture their feedback, and we utilize our deep vertical domain expertise to enhance our product design. Our research and development organization consists of engineering, product, and design teams, and these teams are responsible for the design, development, testing, deployment, and ongoing support of our solutions. Research and development spend was $33.4 million for the year ended December 31, 2021, representing 15.4% of revenue and $20.8 million for the year ended December 31, 2020, representing 14.2% of revenue.

Competition

The market for vertically tailored, customer engagement software and integrated payments is highly fragmented. We primarily compete with manual processes, point solution vendors, and legacy and modern solution providers. We believe the combination of our true SaaS solutions, vertical domain expertise, customer and product focus, and exceptional talent distinguishes us from the competition.

For our solutions in our SMB Solutions segment, which include SimplePractice, we primarily compete against pen and paper, point solution vendors, and a number of horizontal and vertically specialized solutions, including practice management software providers. We believe we compete favorably on the following key competitive factors:

•
Simplicity and ease of use
•
Product strategy and speed of innovation
•
Breadth and depth of solution
•
Quality and integration of products and features
•
Brand awareness and reputation
•
Pricing and costs
•
Customer support capabilities
•
Platform security

For our solutions in our Enterprise Solutions segment, we primarily compete against bill presentment and payment systems internally developed by financial institutions, as well as legacy and modern solution providers. We believe we compete favorably on the following key competitive factors:

•
Product strategy and speed of innovation
•
Vertically tailored products and features
•
Ability to drive end user digital adoption
•
Breadth and depth of solution
•
Ability to integrate with our customers’ back-end core systems
•
Ease of deployment and implementation speed
•
Brand awareness and reputation
•
Pricing and costs
•
Scalability and reliability
•
Security

•
Customer satisfaction
•
Customer service capabilities
•
Total cost of ownership and return on investment

We believe we compete favorably with respect to these factors within the industry verticals we serve, but we expect competition to continue to increase as existing competitors continue to evolve their offerings and as new companies enter our market. To remain competitive, we believe we must continue to invest in research and development, sales and marketing, and customer support.

Our Customers

We serve a wide variety of customers across our verticals. The majority of our customers are based in the United States. Below is a breakdown of the number of customers we served for the periods presented for each of our segments.

	December 31,
	2021	2020
Customers in the SMB Solutions segment	79,900	57,500
Customers in the Enterprise Solutions segment	3,100	2,900
Total	83,000	60,400

Regulatory Environment

Healthcare laws and regulations

Our business is subject to extensive, complex and rapidly changing federal and state healthcare laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. These regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically, based on changes in regulatory agency enforcement priorities, for example. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. In addition, our consumer transactions business is subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”), and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Certain of our clients are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains or transmits PHI on behalf of our covered entity customers, we are a “business associate” as defined under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, certain HIPAA requirements are also directly applicable to business associates.

Violations of HIPAA may result in civil and criminal penalties and a single breach incident can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, business associates must notify covered entities of a breach, and those covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the U.S. Department of Health and Human Services (“HHS”) and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. In the event of a breach, our covered entity customers may require we provide assistance in the breach notification process and may seek indemnification and other contractual remedies.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts. Further, proposed changes to HIPAA provisions may increase our costs to comply.

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. California recently passed the California Consumer Privacy Act (the “CCPA”), which went into effect January 1, 2020. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our customers may be subject to the CCPA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personally identifiable information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Telephone Consumer Protection Act (TCPA)

The Telephone Consumer Protection Act (the “TCPA”) is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. Our services that leverage text messaging are subject to the TCPA and its regulations and agency guidance.

State Fee-splitting Laws

We frequently enter into services contracts with healthcare practitioner organizations pursuant to which we provide them with billing, coding and claims submission, insurance enrollment verification, patient intake, scheduling, appointment reminders, and a range of other services. These contractual relationships are subject to various state laws, including laws that prohibit fee-splitting, or the sharing of professional services income with nonprofessional or business interests.

Some fee-splitting requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with practitioners licensed in the state. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance against us and our arrangements with our healthcare practitioner customers could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of practitioner licenses, and/or restructuring of these arrangements.

Healthcare Fraud and Abuse Laws

Although we do not directly provide any items or services that are reimbursed by any third-party payor, EHR vendors and practice management solutions providers like us are nonetheless subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws are complex, may change rapidly and their application to our specific solutions and relationships may not be clear and may be applied to our business in ways we do not anticipate. These laws include, but are not limited to, federal and state anti-kickback, false claims and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute ("AKS") prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.

The Federal False Claims Act (the “FCA”) prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. The FCA further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the civil FCA. The government has prosecuted practice management service providers for causing the submission of false or fraudulent claims in violation of the FCA, and vendors of EHR software for, among other things, misrepresenting the capabilities of software and payment of kickbacks to certain customers in exchange for promoting products in violation of the AKS and FCA. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.

HIPAA also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

Reimbursement

Our healthcare practitioner customers are subject to regulation by a number of governmental agencies, including those that administer government healthcare programs such as the Medicare and Medicaid programs. Accordingly, our healthcare practitioner customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government healthcare programs, including adjustments that have reduced or increased payments to healthcare providers and adjustments that have affected the complexity of our work and required modifications to our platforms. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a Quality Payment Program (“QPP”) that requires provider groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an EHR, and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly, healthcare reform is causing some payors to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that adversely affect our practitioner customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our practitioner customers.

Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA and on June 17, 2021, the U.S. Supreme Court reversed the lower courts’ decision and effectively dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It remains unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.

Additional state and federal health care reform measures may also be adopted in the future, any of which could have a material impact on our and our customers’ business and financial condition.

Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations

Pursuant to our agreements with third-party payment processors that process bill payments conducted through our solutions, we are contractually obligated to perform certain functions which relate to their compliance obligations under anti-money laundering and counter-terrorist financing laws and regulations. Our failure to properly perform these functions can create criminal and civil liability, as well as reputational risk, for these third-party payment processors partners, which could require us to provide indemnification under our contractual obligations, as well potentially subject us to additional operational expenses if it is necessary to replace such third-party payment processor partner(s). As such, we must invest adequate resources in our compliance function, which may result in increased expenses due to changes in law or additional complexity in our products and services.

Human Capital

Employees

As of December 31, 2021, our workforce consisted of 789 employees substantially all of which were employed on a full-time basis in the United States. We also engage contractors and consultants. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, sales personnel, and other professionals, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make EngageSmart a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements and we believe that our employee relations are strong.

Culture

At EngageSmart, we believe our culture is a competitive differentiator that drives our success. Our culture is built on four pillars: love, agency, connection, and impact.

•
Love. We promote love for our teammates, our customers, and our partners. Our culture is one of commitment to customer success and a collaborative environment, where people come to work with the knowledge that their work has purpose and their individual contributions matter.
•
Agency. We want to inspire agency in one another, in our customers, and in their clients. Agency gives people the permission to try new things, the autonomy to get things done without frustration, and access to more and better options.
•
Connection. We believe the true aim of engagement is connection. Our solutions connect legacy industries with leading technologies and enable more meaningful connections between our customers and their clients.
•
Impact. Our purpose is impact. In addition to bringing delight to the everyday experience between companies and their customers, we are committed to serving the community. This includes the places our teams are based and the entire planet.

Servant leadership permeates our organization and underpins our growth mindset. As servant leaders, our team members believe that our primary responsibility is to remove barriers for customers, partners and teammates with whom they work most closely. The servant leadership model puts customers and front-line staff at the top of the organizational chart. We believe the best leaders empower their teams to excel. Our employees feel empowered to respond rapidly, innovate quickly, and build effectively, enabling us to maintain product leadership and help our customers win in the marketplace. Our talented employees love to win, and we win when our customers and partners win.

We are a team committed to bettering the lives of people and the planet. With unique talents and shared passion for positive impact, we invite employees to nominate charities of their choosing, and EngageSmart matches their contributions. Employees are also given time off each year to volunteer in their community. EngageSmart supports the missions of key organizations like BUILD Boston, partnering to empower the youth from under-resourced communities.

Together, our entire EngageSmart community cultivates a company culture grounded in giving back and finding joy in everything we do.

Diversity, Equity, Inclusion, and Belonging ("DEI&B")

As we value diversity, equity, inclusion and belonging, EngageSmart seeks individuals of all backgrounds and experiences. We are creating an environment where everyone can thrive and it is EngageSmart’s strategy to ensure DEI&B is integrated into the fabric of our culture, our values, and our business model. Our customers are diverse, so we’re building a team that is too. Through initiatives like our annual inclusion survey and our employee resource groups, we are building the cultural foundation that gives people the emotional and physical space to bring their authentic selves to work.

Learning and Development

EngageSmart fosters a learning culture where employees are empowered to own their career progression and professional development through robust career conversations, self-assessment, and internal and external learning and development programs. Our EngageSmart University platform provides our employees with a single access point for all internal training programs, as well as on-demand virtual learning resources to help them learn, grow, and develop. Our internal leadership development programs include cohort learning, peer coaching, and informal and formal mentoring.

Compensation and Benefits

At EngageSmart we recruit, retain and develop diverse talent. We are committed to providing market-competitive compensation, benefits and equity. We routinely conduct market analyses on total compensation and benefits to ensure we remain competitive based on an employee’s role, level, performance and location.

We have a large offering of health, welfare and retirement benefits that employees are eligible to participate in including medical, dental, vision, life insurance, flexible time off and paid parental leave. In addition, employees have access to various voluntary benefits including our 401(k) plan which includes a company match, flexible spending, employee assistant program (EAP), tuition reimbursement, pet insurance and legal insurance.

Employees are eligible to participate in our equity incentive programs. These programs include grants of stock options and restricted stock units ("RSUs") to employees, as well as an employee stock purchase plan ("ESPP"). We believe that all employees should have “ownership” in our business.

At EngageSmart, we believe giving back to the community is important. In addition to flexible schedules to empower employees to volunteer for causes that are important to them, semi-annually employees nominate 3-4 charities to support and EngageSmart provides an additional donation to the employee nominated charities.

Health and Safety

In response to the impact of the COVID-19 pandemic, we have implemented several policies and practices focused on providing safe environments for our employees, customers, partners, as well as the communities where we work. These policies and practices include:

•
Vaccinated employees have the ability to work in the office voluntarily, sanitation efforts, social distancing
•
Remote work arrangements (no impact to productivity)
•
Virtual conferences and sales events
•
Reduction of corporate travel
•
Virtual onboarding
•
Daily health screening questions for those employees going into an office

As of December 31, 2021, a significant number of our employees continued to work in a remote capacity.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, and trade secrets as well as contractual rights, to protect our proprietary software and our brands. We have obtained or applied for patent protection in the United States on certain material aspects of our proprietary technologies and we have registered or applied to register certain of our trademarks in the United States. In addition to the intellectual property that we own, we license certain technologies and intellectual property from third parties, including software that is incorporated in our platform. We generally control access to and use of our software and other proprietary or confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties who have access to our software and other confidential information.

As of December 31, 2021, we held 7 issued U.S. patents related to our proprietary technologies. If our currently issued patents are maintained until the end of their terms, they will expire between 2026 and 2037. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2021, we owned 11 registered trademarks in the United States.

We also own several domain names, including www.engagesmart.com. For additional discussion of how intellectual property protection affects our business, see the section titled Item 1A. “Risk factors—Risks related to our technology and intellectual property.”

Available Information

In connection with our initial public offering, EngageSmart, LLC converted into a Delaware corporation pursuant to a statutory conversion, and changed its name to EngageSmart, Inc. (the “Corporate Conversion”). For information about and a complete description of our Corporate Conversion, refer to Note 11 - Stockholders' Equity in our consolidated financial statements beginning on page F-1 of this Annual Report. As used in this Annual Report, references to "EngageSmart", “we,” “us,” “our,” “our company,” “Company,” and “our business” refer, prior to the Corporate Conversion, to EngageSmart, LLC, and after the Corporate Conversion, to EngageSmart, Inc.

Our internet address is www.engagesmart.com. We make available free of charge on our website a variety of information for investors, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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

Moreover, our rapid growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We grew from approximately 420 full-time employees as of December 31, 2019 to more than 789 full-time employees as of December 31, 2021. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow or grow sufficiently to offset the costs associated with increased headcount. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures, and we may not be able to do so effectively. Furthermore, some members of our management do not have significant experience managing a large public company, so our management may not be able to manage such growth effectively. In managing our growing operations, we are also subject to the risks of over-hiring, over-compensating our employees, and over-expanding our operating infrastructure. As a result, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating income.

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

The techniques used to attempt to perpetrate fraud through our solutions are continually evolving, and we expend considerable resources to continue to monitor and combat them. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by the new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors, or our employees or agents may commit mistakes or errors in judgment, as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our solutions could enable criminals and those committing fraud to cause significant losses to our business. As greater numbers of customers, partners, and clients use our solutions, our exposure to the risk of losses from a single user, or from a small number of users, will increase.

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

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our solutions and to introduce new features and services. For example, we introduced Monarch in 2021, which reinvents how practitioners connect with therapy seekers through an online marketplace. To grow our business and remain competitive, we must continue to enhance our solutions and develop features that reflect the constantly evolving nature of technology and our customers’ needs. The success of SimplePractice, InvoiceCloud, and any other solutions, products, enhancements, or developments depends on several factors: our anticipation of market changes, demands, and product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently or more securely. In addition, because our solutions are designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our solutions to keep pace with changes and updates in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features to our solutions will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to several challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our solutions, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

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

Our solutions are term-based. In our Enterprise Solutions segment, the majority of our contracts are for three-year terms, but we have many contracts which must be renewed on a quarterly basis. In our SMB Solutions segment, substantially all of our contracts must be renewed on a monthly basis. In order for us to maintain or improve our results of operations, it is important that our customers do not terminate their contracts with us, renew their contracts with us when their terms expire, and renew on the same or more favorable terms. For our transaction-based arrangements, it is important that our customers process significant volume with us. Our customers have no obligation to renew their contracts with us, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of solutions. Historically, some of our customers have elected not to renew their contracts with us for a variety of reasons, including as a result of changes in their strategic information technology priorities, budgets, costs and, in some instances, due to competing offerings. Our renewal rates may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our solutions or our pricing, the effectiveness of our customer support services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described herein. Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more senior management and established procurement functions. As a result, we cannot assure you that customers will renew their contracts with us or increase their usage of our solutions. If our customers do not renew their contracts with us or renew on less favorable terms or if we are unable to expand our customers’ use of our solutions, our business, results of operations, and financial condition may be adversely affected.

We have incurred net losses on an annual basis since we were founded, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.

We have incurred significant operating losses since our inception. For the years ended December 31, 2021 and 2020, we had a net loss of $9.0 million and $6.7 million, respectively, and (loss) income from operations of ($1.2) million and $0.6 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to expend financial resources to grow our business, including to build new products and add features and functionality to existing products; expand our salesforce and marketing to win new customers; expand into new verticals; pursue strategic acquisitions or strategic investments; improve our technology infrastructure, including systems architecture, scalability, availability, performance and network security; comply with laws and regulations; purchase directors’ and officers’ liability insurance for public companies; and invest in general administration, including increased legal and accounting expenses associated with being a public company. The increased costs associated with these and other investments we may make in our business may fail to generate the expected benefits. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, operating results, and financial condition will be harmed, and we may not be able to achieve or, if achieved, maintain profitability over the long term. In particular, we expect net loss may increase and Adjusted EBITDA may decline in the near-term as we incur increased operating costs associated with being a public company.

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

Our solutions are complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our solutions are used in information technology environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which has in the past caused, and may in the future cause, errors or failures in the information technology environment into which our solutions are deployed. This diversity increases the likelihood of errors or failures in those information technology environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our solutions. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our solutions and harm our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose (and have in the past chosen), for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our software could impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.

We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business, financial condition, and operating results will be harmed.

We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business, financial condition, and operating results will be harmed. The market for vertically tailored, customer engagement software and integrated payments is highly fragmented. We primarily compete with manual processes, point solution vendors, and legacy and modern solution providers. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess.

For our SimplePractice solution, we primarily compete against pen and paper, point solution vendors, and a number of horizontal and vertically specialized solutions, including practice management software providers. For our solutions in our Enterprise Solutions segment, we primarily compete against bill presentment and payment systems internally developed by financial institutions, as well as legacy and modern solution providers. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger customer bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

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

We derive most of our revenue from our InvoiceCloud and SimplePractice solutions, which comprised, in the aggregate, over 88% and 85% of our revenue for the years ended December 31, 2021 and 2020, respectively. Our InvoiceCloud and SimplePractice solutions are sold in the highly competitive markets of billing/payments and healthcare, respectively, and there can be no assurance that we will be able to continue to compete effectively in such markets in the future. Because we derive a significant majority of our revenue from our InvoiceCloud and SimplePractice solutions, any material decline in revenue derived from those solutions would have a material adverse impact on our business, results of operations and financial condition.

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

Our customers and partners were impacted and will continue to be impacted by the COVID-19 pandemic, which ultimately affects our business operations and results. The impact of COVID-19 differed across the verticals we serve. For our solutions in our SMB Solutions segment, practitioners accelerated adoption of our practice management software as they transitioned to virtual healthcare. Our pre-built features like telehealth, online scheduling, AutoPay, and secure messaging proved to be invaluable to our customers. For our solutions in our Enterprise Solutions segment, COVID-19 accelerated adoption of our online and automatic payment features, and we were able to provide customers the digital engagement and electronic payment capabilities they needed to serve their clients. On the other hand, certain solutions experienced a slowdown in usage at the onset of the COVID-19 pandemic. For example, elective procedures and nonessential hospital visits were delayed or canceled, and charities and nonprofits were unable to host large, in-person events given shelter-in-place policies. These headwinds were partially offset by our ability to offer digital engagement, such as virtual fundraising and online donations, which enabled our customers to continue hosting events.

Further, the extent and duration of working remotely exposes us, customers, partners and others with whom we have business relationships to increased risks of security breaches or incidents. The increase in remote working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to pandemic-related developments. Furthermore, we may need to enhance the security of our solutions, our data and our internal information technology infrastructure, which may require us to expend additional resources and may not be successful.

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

Industries in which we operate depend heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average payment amounts of transactions made using electronic bill payments, reducing the number of customers that use our SimplePractice solution, and reducing other types of transactions through our solutions. Relatedly, a reduction in the amount of consumer spending could result in a decrease in our revenue and profit. For example, if our customers present fewer bills to clients using electronic billing or clients making electronic bill payments spend less per transaction, we will have fewer transactions relying on our solutions or lower transaction amounts, each of which would contribute to lower revenue. Additionally, in our SimplePractice solution, despite the cost benefits that we believe our practice management solutions provide, prospective practitioner customers may delay contract decisions or be reluctant to make any material changes in their established business methods based upon the economic climate. With a reduction in tax revenue, state and federal government healthcare programs, including reimbursement programs such as Medicaid or initiatives under the Patient Protection and Affordable Care Act (the “ACA”), may be reduced or eliminated, which could negatively impact the payments that our practitioner customers receive. These developments could have a material adverse impact on our business, operating results and financial condition.

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

We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, contract management billing, project management, accounting and other operational activities. Some of these applications have in the past, and may in the future, become unavailable due to extended outages or interruptions and may also be no longer available on commercially reasonable terms. If that happens, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, and our highly skilled team members, including our sales personnel, customer services personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees, except for our Chief Executive Officer. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Many members of our senior management team are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management.

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

We generate a significant majority of our revenue by either charging customers fees on a per-transaction basis or on a subscription basis. As the market for our solutions mature, or as new or existing competitors introduce new solutions that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at fee levels that are consistent with our pricing models and operating budget. Our pricing strategies for new products we introduce may prove to be unappealing to our customers, and our competitors could choose to bundle certain offerings that are competitive with ours and offer them at lower prices. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, operating results and financial condition.

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

A majority of our revenue is derived from transaction and usage-based fees from our Enterprise and SMB Solutions segments, which are either absorbed by customers or paid by their clients, and the majority of bills paid through our solutions are paid via credit or debit cards. In general, we receive more revenue for card-based payments than for electronic check and ACH payments. Accordingly, if more clients start paying their bills through our solutions by electronic check, ACH or other payment methods with lower transaction fees, it could materially impact our operating results.

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

Our use of international contractors subjects us to additional risks which could have an adverse effect on our business, operating results and financial condition.

While primarily all of our employees are based in the United States, we have attempted to control our operating expenses by utilizing lower cost contractors and third-parties in foreign countries such as Ukraine, Jamaica, and Costa Rica and we may in the future expand our reliance on offshore labor to other countries. For example, we outsource certain of our call center operations to a third-party company in Jamaica. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest, such as the current situation with Ukraine and Russia or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

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

In connection with the operation of our business, we may collect, store, transfer, and otherwise process certain personal information and other sensitive and confidential data. As a result, our business is subject to a variety of governmental and industry regulations, as well as other obligations related to privacy, data protection and information security. Any actual or perceived failure to comply with such obligations could result in litigation, fines, penalties, increased costs or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the market price of our common stock.

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

Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification to affected individuals, state officers, and others in the event of security breaches involving unauthorized access to personal information. Further, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws. For example, in March 2021, Virginia enacted the Consumer Data Protection Act (“CDPA”) a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Some observers have noted that the CCPA, CPRA, and CDPA could mark the beginning of a trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. This legislation, if passed, may add additional complexity require additional investment of resources in compliance programs, adversely impact our business strategies and increase our potential liability. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.

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

In particular, the EU General Data Protection Regulation and UK General Data Protection Regulation and UK Data Protection Act 2018 (together, the “GDPR”) regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection for such personal data, including the United States. Under the GDPR, a data exporter must implement appropriate safeguards such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission (in the case of transfers from the European Economic Area (“EEA”)) or by the Information Commissioner’s Office (in the case of transfers from the UK) unless a specific derogation applies. Our clients or partners subject to the GDPR will need to comply with these requirements and may require us to enter into SCCs which require us to implement certain privacy obligations. Failure to implement these contractual obligations could result in breach of contract claims, expose us to third party beneficiary claims from data subjects, and to regulatory action by European data protection authorities. In July 2020 the European Court of Justice invalidated the EU-US Privacy Shield framework (an adequacy decision approved by the European Commission for transfers to the United States), which provided a mechanism for the transfer of data from European Union member states to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. The European Court also advised that SCCs were not alone sufficient to protect personal data transferred to the third countries such as the United States. Use of the data transfer mechanisms such as SCCs must now be assessed on a case-by-case basis by data exporters, with the assistance of data importers where required, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Further, on June 4, 2021 the European Commission finalized new versions of the SCCs, which came into effect under the Implementing Decision on June 27, 2021 (the "New SCCs"). Under the Implementing Decision, organizations that rely on SCCs to transfer data will have until December 27, 2022 to update any existing agreements, and must incorporate the New SCCs into new agreements executed after September 27, 2021. As a result of this continued legislative activity and to comply with the Implementing Decision and the new Standard Contractual Clauses, our clients and partners may require us to enter into the new SCCs which will require us to implement additional safeguards to further enhance the security of data transferred out of the EEA/UK, which could increase our compliance costs, expose us to further liability for any breach of contract claims and therefore adversely affect our business .We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

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

If our healthcare-related solutions fail to provide accurate and timely information, or if our content or any other element of our solutions is associated with faulty clinical decisions or treatment, we could have liability to healthcare practitioner customers or patients, which could adversely affect our business, results of operations and financial condition.

Our healthcare-related solutions and related content are utilized by our healthcare practitioner customers in managing the administrative tasks related to their practice, including making patient information, such as medical histories, treatment plans, medical conditions and the use of particular medications, easily accessible for the providers. If our healthcare-related solutions or content fail to provide accurate and timely information that are relied on by our healthcare practitioner customers and are associated with faulty clinical decisions or treatment, then healthcare practitioner customers or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline, which could adversely affect our business, results of operations and financial condition.

If we or our healthcare practitioner customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs or financial relationships among healthcare providers, we or our healthcare provider customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

As a participant in the healthcare industry, our operations and relationships, and those of our healthcare and wellness practitioner customers, are regulated by a number of federal, state, and local governmental agencies. The impact of these laws and regulations can adversely affect us. In addition, the inability of our healthcare practitioner customers to use our technology solutions in a manner that complies with those laws and regulations could affect the marketability of our technology solutions or even expose us to claims, litigation and substantial liability. A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for items or services that may be paid for by any federal or state healthcare program and, in some instances, any private program. These laws are complex, and their application to our specific healthcare solutions, services, and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Of particular importance are the following:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. These laws are complex and may change rapidly, and their application to our specific healthcare-related solutions, services, and relationships may not be clear and may be applied to our business in ways we do not anticipate. New payment structures and other arrangements involving combinations of healthcare providers who share savings, potentially implicate anti-kickback and other fraud and abuse laws. In addition, errors created by our proprietary solutions that relate to entry, formatting, preparation or transmission of claims or reporting of quality or other data pursuant to value-based purchasing initiatives may be alleged or determined to cause the submission of false claims or otherwise be in violation of these laws.

If our EHR software, technology, practice management solutions or billing, coding, claims submission and other solutions, our marketing activities, or our financial arrangements with physicians and other licensed healthcare professionals in the position to refer business to us are found to be in violation of any of the government regulations that apply to us, we may be subject to substantial penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, additional integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our business, results of operations or financial condition. Any action against us or our practitioner customers for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity, any of which could adversely affect demand for our solutions, invalidate all or portions of some of our contracts with our practitioner customers, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving practitioner customers doing business with government payors, and give our customers the right to terminate our contracts with them, any one of which could have an adverse effect on our business.

If our healthcare-related solutions fail to provide accurate billing and coding information, then healthcare practitioner customers or third parties, including government regulators, could assert claims against us that could result in substantial costs and harm to us.

Our SimplePractice solution allows practitioners to efficiently optimize patient outcomes by adding an assessment from a robust template library to a patient’s profile or adding a diagnosis and an ICD-10 code from an auto-populated list developed from information we source from the American Psychiatric Association and the Centers for Medicare & Medicaid Services ("CMS") rather than create a treatment plan from scratch. Practitioners can also access Wiley Treatment Planners to choose from over 1,000 pre-written treatment goals, objectives, and interventions organized by commonly encountered problems in treating patients who seek mental health care. Even though we advise our health care practitioner customers that they are responsible for confirming the accuracy of such pre-populated information, if our healthcare-related solutions cause our healthcare practitioner customers to provide inaccurate billing and coding information and result in the submission of incorrect requests for payment, then healthcare practitioner customers or third parties, including government regulators, could assert claims against us that could result in substantial costs and harm to us.

Healthcare reform efforts in the U.S. are highly dynamic, subject to frequent change, and can be interpreted and enforced differently by new administrations, which can adversely affect our business.

Many of the federal healthcare reform initiatives of the last decade have impacted us and our healthcare practitioner customers and continue to evolve. The American Reinvestment & Recovery Act (“ARRA”), passed in 2009, included the “Health Information Technology for Economic and Clinical Health (“HITECH Act”). The HITECH Act introduced an incentive program linked to the “meaningful use” of EHR technology, an effort led by the CMS and the Office of the National Coordinator for Health IT (“ONC”). The ACA, passed in 2010, extended these incentive payments.

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

There have been and continue to be a number of legislative initiatives to contain healthcare costs. By way of example, the ACA made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order relating to the ACA, including an instruction to certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It remains unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA. Additional state and federal healthcare policies and reform measures adopted in the future could have a material adverse impact on our customers and, as a result, our operational results or the manner in which we operate our business.

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

We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing and other authorization schemes, and industry standards in the United States and in other countries in which we operate. These laws, rules, regulations, licensing and other authorization schemes, and industry standards govern numerous areas that are important and material to our business. In addition to privacy, data protection and information security, export control, import, economic and trade sanctions, and anti-money laundering and counter-terror financing-related laws, rules, and regulations, our business is also subject to, without limitation, laws, rules, and regulations applicable to securities, labor and employment, immigration, competition, and marketing and communications practices.

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

Pursuant to agreements with certain of our third-party payment processors, we also have obligations under anti-money laundering and counter-terrorist financing laws and regulations. There has been increased scrutiny in the United States and globally regarding compliance with these laws and regulations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers, to comply with our contractual obligations.

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

We also depend on third-party internet-hosting providers and continuous and uninterrupted access to the internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses, ransomware, or extortion based attacks, denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions’ reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and materially and adversely affect our business, operating results and financial condition.

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

We use open-source software in our solutions, which may pose particular risks to our proprietary software in a manner that could subject us to litigation or other actions, negatively affect our ability to sell our products or otherwise adversely affect our business, operating results and financial condition.

Our solutions incorporate software modules licensed to us by third-party authors under “open-source” licenses, and we expect to continue to incorporate open-source software in our solutions in the future. Some open-source licenses have so called “copy-left” provisions, which may require those who distribute open-source software as part of their own software product to provide the source code to their software to licensees, and may also prohibit charging fees to licensees in connection with the licensing of the software product.

While we try to use open-source code in a manner that we believe does not subject our proprietary solutions to copy-left provisions, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide, or distribute our solutions related to, the open-source software subject to those licenses. In addition, the public availability of such software may make it easier for others to compromise our solutions. Although we generally monitor our use of open-source software to avoid subjecting our solutions to conditions we do not intend and to try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate it into their products. Likewise, we could become subject to lawsuits and face claims from third parties claiming ownership of, or demanding release of, any open-source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated solutions. Litigation could be costly for us to defend, have a negative effect on our business, operating results and financial condition or require us to devote additional research and development resources to change our products. If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties, to continue providing our offerings on terms that are not economically feasible, to re-engineer our solutions (which could involve substantial time and resources), to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

In addition to risks related to complying with applicable license requirements, a release of our proprietary code could also allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Furthermore, use and distribution of open-source software may entail greater risks than use of third-party commercial software, as opensource licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code.

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

Cybersecurity threats and attacks, privacy and security breaches, insider threats or other incidents and malicious internet-based activity continue to increase generally, evolve in nature and become more sophisticated, and providers of cloud-based services have frequently been targeted by such attacks, particularly in the financial technology sector. These cybersecurity challenges, including threats to our own information technology infrastructure or those of our customers or partners or their clients or third-party service providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in loss, compromise, corruption or disclosure of confidential information, intellectual property and sensitive and personal data or data we rely on to provide our solutions and impair our ability to provide our solutions and meet our customers’ or partners’ or their clients’

requirements, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ or partners’ or their clients’ sensitive and personal data. Information security risks for technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties as well as nation-state and nation-state-supported actors. Additionally, geopolitical events and resulting government activity could lead to information security threats and attacks by affected jurisdictions and their sympathizers. Given our business and the industries in which we operate, we believe that we are likely to continue to be a target of such threats and attacks.

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

Some of our business relies on key technologies developed or licensed by third parties. These third-party software components may become obsolete, defective or incompatible with future versions of our services, relationships with the third-party licensors or technology providers may deteriorate, or our agreements with the third-party licensors or technology providers may expire or be terminated. Additionally, some of these licenses, copyrights or other grants of rights may not be available to us in the future on terms that are acceptable, or at all, or that allow our solutions to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material and adverse effect on our business and results of operations. Furthermore, incorporating intellectual property or proprietary rights licensed from or otherwise made available to us by third parties on a non-exclusive basis in our solutions could limit our ability to protect the intellectual property and proprietary rights in our services and our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology using the same third-party intellectual property or proprietary rights.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $36.9 million and $34.0 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2032. State net operating loss carryforwards will expire at various dates beginning in 2023. As of December 31, 2021, the Company had federal and state net operating losses that do not expire of $32.3 million and $4.4 million, respectively that are included in the cumulative balances above. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, causing additional limitations beyond what we are already subject to. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

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

As of December 31, 2021, we had no outstanding indebtedness. We may incur additional indebtedness in the future, including borrowings under our senior secured revolving credit facility with commitments in an aggregate principal amount of $75.0 million (the “2021 Revolving Credit Facility”). Our indebtedness could have significant effects on our business, such as:

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

The terms of our 2021 Revolving Credit Facility restrict, us and our restricted subsidiaries from engaging in specified types of transactions. These covenants restrict our ability, and that of our restricted subsidiaries, to, among other things:

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
•
change their fiscal year.

A breach of any of these covenants, or any other covenant in the documents governing our 2021 Revolving Credit Facilities, could result in a default or event of default under our 2021 Revolving Credit Facilities. In the event of any event of default under our 2021 Revolving Credit Facilities, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our 2021 Revolving Credit Facilities. We have pledged substantially all of our assets as collateral securing our 2021 Revolving Credit Facilities and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under our 2021 Revolving Credit Facilities or other outstanding indebtedness would also likely have a material adverse effect on us.

Our 2021 Revolving Credit Facility requires us to maintain a maximum total net leverage ratio. Our ability to borrow under our Credit Facilities depends on our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

The London Interbank Offered Rate calculation method may change and LIBOR is expected to be phased out after 2021.

Interest under our 2021 Revolving Credit Facility may be calculated based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2023. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

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

We are a holding company that does not conduct any material revenue-generating business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The ability of our subsidiaries to pay cash dividends and/or make loans or advances to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements to enable the payment of such dividends or the making of such loans or advances. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

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

As we prepared the consolidated financial statements for the year ended December 31, 2021, our management determined that we had a material weakness in our internal control over financial reporting. We previously reported this material weakness in our final prospectus dated September 22, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on September 24, 2021 (the “Prospectus”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event our internal controls over financial reporting do not operate effectively. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

General Atlantic has significant influence over EngageSmart, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

As of December 31, 2021, General Atlantic owns approximately 60% of the outstanding shares of our common stock. As long as General Atlantic owns or controls a majority of our outstanding voting power, General Atlantic will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

As of December 31, 2021, we have 488,139,020 shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2021, we have approximately 9,822,179 options outstanding, which are exercisable into approximately 9,822,179 shares of common stock. As of December 31, 2021, we have 336,905 restricted stock units outstanding. As of December 31, 2021, we have 14,459,679 remaining available for future grant under our 2021 Plan. Any common stock that we issue, including under our 2021 Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock.

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

As of December 31, 2021, we had 161,860,980 shares of common stock outstanding. Of these shares, 16,732,500 shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. The lock-up agreements pertaining to our IPO will expire in their entirety after market close on March 21, 2022, following which an aggregate of 145,128,480 shares of common stock will be eligible for sale in the public market, subject to the requirements of Rule 144 under the Securities Act. In addition, 26,838,491 shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Moreover, General Atlantic, Summit, Robert P. Bennett, our Chief Executive Officer and a director, and certain other stockholders have certain rights to require us to register the sale of common stock held by such stockholders, including in connection with underwritten offerings, subject to the terms of the registration rights agreement. Sales of significant amounts of stock in the public market or the perception that such sales may occur, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our 2021 Revolving Credit Facility contains, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on us and our ability to pay dividends and make other restricted payments. As a result, any return to stockholders will be limited to any appreciation in the value of our common stock, which is not certain. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Braintree, Massachusetts, where we lease approximately 20,443 square feet of space under a lease that expires in February 2025. We also maintain other offices in North America, including in Santa Monica, California, Los Angeles, California, Marlborough, Massachusetts, Brownsville, Texas, Madison, Wisconsin, Mechanicsburg, Pennsylvania, Cincinnati, Ohio and Williamsville, New York. Our Santa Monica, California office is used for our SMB Solutions segment and our other office locations are primarily used for our Enterprise Solutions segment.

We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

We are subject to legal and regulatory proceedings in the ordinary course of business. We believe that there is no pending or threatened legal proceeding that has arisen from these matters that individually is likely to have a material impact on our business, financial condition, results of operations or cash flows. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Moreover, results of litigation and claims are inherently unpredictable, and legal proceedings related to such accidents or incidents could, in the aggregate, have a material impact on our business, financial condition, results of operations, and cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The New York Stock Exchange under the symbol "ESMT" on September 23, 2021. Prior to that date, there was no public trading market for our common stock.

Holders

As of February 28, 2022, we had approximately 60 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street" name accounts through brokers.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On September 27, 2021 we completed our IPO, in which we issued and sold 13,620,054 shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259101), as amended, declared effective by the Securities and Exchange Commission (“SEC”) on September 22, 2021. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated September 22, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on September 24, 2021 (the “Prospectus”).

Performance Graph

The following graph and table illustrate the total return from September 23, 2021, the date our shares began trading on the NYSE, through December 31, 2021, for (i) our common stock, (ii) the NYSE Composite Index, and (iii) the S&P North American Technology Software Index. The graph and the table assume that $100 was invested on September 23, 2021 in each of our common stock, the NYSE Composite Index, and the S&P 500 North American Technology Software Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return Since IPO
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
9/23/2021
9/30/2021
12/31/2021
EngageSmart
NYSE Composite Index
S&P North American Technology Software Index

	September 23, 2021	September 30, 2021	December 31, 2021
EngageSmart, Inc.	$100.00	$99.82	$70.69
NYSE Composite Index	100.00	97.45	103.60
S&P North American Technology Software Index	100.00	94.21	95.26

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of December 31, 2021, we serve more than 79,000 customers in the SMB Solutions segment and more than 3,100 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

Our vertically tailored solutions include software and payment tools that automate mission-critical business workflows for customers across our verticals. Our value proposition is focused on transforming our customers’ digital engagement through four core SaaS solutions, including:

•
SimplePractice. An end-to-end practice management and electronic health record ("EHR") platform that health and wellness professionals use to manage their practices. SimplePractice serves practitioners, who are our customers, throughout their career journey, allowing them to manage their practice development from licensure to private practice. SimplePractice enables customers to engage with their clients across both virtual and in-person settings, schedule appointments, document cases, and handle all aspects of billing and insurance processing on one integrated platform. Our platform also helps our customers build and grow their practices through the use of our online marketplace, Monarch.
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

Our Business Segments

We organize our solutions into two reportable segments, Enterprise Solutions and SMB Solutions. The chief operating decision maker (“CODM”), which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance.

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we integrate directly with our customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the year ended December 31, 2021, this segment generated 50% of revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the year ended December 31, 2021, this segment generated 50% of revenue.

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

No single customer represented more than 2% of our revenue for the year ended December 31, 2021.

Dollar-based Net Retention Rate

Our goal is to drive digital adoption of our software solutions, and our transaction and usage-based revenue aligns our success with our customers’ success. The more our customers and their clients accelerate digital adoption, the more our revenue increases. Our ability to grow with our customers is best demonstrated by our dollar-based net retention rate.

We calculate our dollar-based net retention rate at the end of a given period by using (a) the revenue from all customers during the twelve months ending one year prior to such period as the denominator and (b) the revenue from all remaining customers during the twelve months ending as of the end of such period minus the revenue from all customers who are new customers during those twelve months as the numerator. We define new customers as customers with whom we have generated less than twelve months of revenue. Acquired businesses are reflected in our dollar-based net retention rate beginning one year following the date of acquisition.

As of December 31, 2021 and 2020, our dollar-based net retention rate was 119% and 124%, respectively.

Initial Public Offering

On September 27, 2021, we completed our initial public offering ("IPO"), in which we issued and sold 13,620,054 shares of common stock at a public offering price of $26.00 per share, including 620,054 shares issued upon the exercise of the underwriters' option to purchase additional shares. We raised net proceeds of $326.4 million, after deducting the underwriting discount of $22.1 million and offering expenses of $5.6 million. Additionally, certain existing shareholders sold an aggregate of 3,112,446 shares at the same price, resulting in net proceeds to the selling stockholders of $75.9 million. On September 27, 2021, we used a portion of the net proceeds from our IPO to repay in full the outstanding borrowings of $114.2 million under our Credit Facilities, as defined below.

Impact of COVID-19 on Our Business

Our customers and partners were impacted and will continue to be impacted by the COVID-19 pandemic, which ultimately affects our business operations and results. The impact of COVID-19 differed across the verticals we serve. For our SMB Solutions segment, practitioners accelerated adoption of our practice management software as they transitioned to virtual healthcare. Our pre-built features such as telehealth, online scheduling, AutoPay, and secure messaging proved to be invaluable to our customers. For our Enterprise Solutions segment, COVID-19 accelerated adoption of our online and automatic payment features, and we were able to provide customers the digital engagement and electronic payment capabilities they needed to serve their clients. On the other hand, certain solutions experienced a slowdown in usage in 2020. For example, elective procedures and nonessential hospital visits were delayed or canceled, and charities and nonprofits were unable to host large, in-person events given social distancing policies. These headwinds were partially offset by our ability to offer digital engagement, such as virtual fundraising and online donations, which enabled our customers to continue hosting events. During the second half of 2021, the impact of the COVID-19 pandemic on our solutions began to decrease and our operating results began to normalize.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the evolving nature of COVID-19, we will continue to closely monitor the pandemic’s impact on both the verticals we serve and our business specifically. We will continue to prioritize the safety of our employees, customers, their clients and communities in which we operate. Refer to Part I, Item 1A, “Risk Factors – Risks related to our business and industry – The COVID-19 pandemic could have a material adverse impact on our employees, customers, partners, clients and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.”

Key Business Metrics and Non-GAAP Financial Measures

We review the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe our key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. Our key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly titled metrics or measures presented by other companies.

Number of Customers

We serve a wide variety of customers across our verticals. The majority of our customers are based in the United States. For the purposes of measuring our key business metrics, we define customers as individuals or entities with whom we directly contract to use our solutions. The number of customers in the table below represents the total number of customers for each of our segments at the end of each fiscal year.

	December 31,
	2021	2020
Customers in the SMB Solutions segment	79,900	57,500
Customers in the Enterprise Solutions segment	3,100	2,900
Total	83,000	60,400

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

	Year Ended December 31,
	2021	2020
	(in millions)
Transactions Processed	111.4	79.4

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss excluding interest expense, net; benefit from income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, fair value adjustment of acquired deferred revenue, stock/equity-based compensation, and restructuring (reversal) charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue plus the fair value adjustment of acquired deferred revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Net loss	$(8,965)	$(6,678)
Net loss margin	(4.1)%	(4.6)%
Adjusted EBITDA	$30,645	$22,039
Adjusted EBITDA Margin	14.2%	15.0%

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

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Gross profit	$161,158	$108,964
Gross profit margin	74.5%	74.3%
Adjusted Gross Profit	$167,895	$115,796
Adjusted Gross Margin	77.6%	78.7%

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

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Net loss	$(8,965)	$(6,678)
Net loss margin	(4.1)%	(4.6)%
Adjustments:
Benefit from income taxes	(622)	(2,626)
Interest expense, net	8,213	9,903
Amortization of intangible assets	15,602	15,523
Depreciation	2,588	1,288
Fair value adjustment of acquired deferred revenue	180	543
Stock/equity-based compensation	9,468	641
Restructuring (reversal) charges	(241)	2,434
Transaction-related expense	4,422	1,011
Adjusted EBITDA	$30,645	$22,039
Adjusted EBITDA Margin	14.2%	15.0%

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Gross profit	$161,158	$108,964
Gross margin	74.5%	74.3%
Adjustments:
Fair value adjustment of acquired deferred revenue	180	543
Amortization of intangible assets	6,154	6,133
Stock/equity-based compensation	247	14
Transaction-related expense	156	142
Adjusted Gross Profit	$167,895	$115,796
Adjusted Gross Margin	77.6%	78.7%

Components of Results of Operations

Revenue

We generate revenue primarily from providing access to our SaaS solutions via subscription and transaction and usage-based fees for services provided through such solutions. To a lesser extent, we also generate revenue from the sale of implementation services, sale of on-demand learning courses and the sale of hardware.

Cost of Revenue

Cost of revenue primarily consists of personnel-related expenses for our customer support and operations teams, certain variable transaction and licensing costs, amortization of intangible assets related to acquired developed technology, and hosting and data storage costs associated with our infrastructure and platform environments. We expect that cost of revenue will increase in absolute dollars, but it may fluctuate as a percentage of revenue from period to period as we continue to invest in growing our business across our segments.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and consulting-related expenses, software costs and non-income tax-related expenses. We expect to incur additional general and administrative expenses as a result of operating as a public company and to support the anticipated growth of our business. We expect that general and administrative expenses will increase, but they may fluctuate as a percentage of revenue from period to period. Over the longer term, we expect general and administrative expenses to decrease as a percentage of revenue as we leverage the scale of our business.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses, third-party consulting costs, and costs for software tools for product management and software development. Costs associated with developing new products and features that qualify as internal use software are capitalized and amortized. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our research and development team to develop new products and enhance existing products.

Contingent Consideration Expense

Contingent consideration expense consists of increases or decreases in the fair value of our contingent consideration liabilities. We remeasure the fair value of potential future payments based upon the achievement levels of remaining targets at each subsequent reporting period until the contingent liabilities are settled or have expired.

Restructuring (Reversal) Charges

Restructuring (reversal) charges consist of charges related to our restructuring efforts associated with relocating certain operations. Refer to Note 15 - Restructuring to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

Other Expense

Interest Expense

Interest expense consists of interest expense on our long-term and related party debt, costs incurred to extinguish debt, amortization of debt issuance costs and fees associated with unused revolving credit facility commitments.

Results of Operations

The following table sets forth, for the periods presented, each line item from our consolidated statements of operations on a percentage of revenue basis. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020
	%	%
	(% of total revenue)
Revenue	100.0%	100.0%
Cost of revenue	25.5%	25.7%
Gross profit	74.5%	74.3%
Operating expenses:
General and administrative	21.1%	18.3%
Selling and marketing	33.7%	33.1%
Research and development	15.4%	14.2%
Contingent consideration expense	0.6%	0.2%
Restructuring (reversal) charges	(0.1)%	1.7%
Amortization of intangible assets	4.4%	6.4%
Total operating expenses	75.1%	73.9%
(Loss) income from operations	(0.6)%	0.4%
Other income (expense), net:
Interest expense, including related party interest	(3.8)%	(6.8)%
Other income (expense), net	(0.1)%	(0.0)%
Total other income (expense), net	(3.9)%	(6.8)%
Loss before income taxes	(4.4)%	(6.3)%
Benefit from income taxes	(0.3)%	(1.8)%
Net loss and comprehensive loss	(4.1)%	(4.6)%

Comparison of the Years Ended December 31, 2021 and 2020

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$216,280	$146,557	$69,723	47.6%
Cost of revenue	55,122	37,593	17,529	46.6%
Gross profit	161,158	108,964	52,194	47.9%
Operating expenses:
General and administrative	45,533	26,866	18,667	69.5%
Selling and marketing	72,968	48,581	24,387	50.2%
Research and development	33,382	20,788	12,594	60.6%
Contingent consideration expense	1,303	257	1,046	407.0%
Restructuring (reversal) charges	(241)	2,434	(2,675)	(109.9)%
Amortization of intangible assets	9,448	9,390	58	0.6%
Total operating expenses	162,393	108,316	54,077	49.9%
(Loss) income from operations	(1,235)	648	(1,883)	(290.6)%
Other income (expense), net:
Interest expense, including related party interest	(8,228)	(9,908)	1,680	(17.0)%
Other income (expense), net	(124)	(44)	(80)	181.8%
Total other income (expense), net	(8,352)	(9,952)	1,600	(16.1)%
Loss before income taxes	(9,587)	(9,304)	(283)	3.0%
Benefit from income taxes	(622)	(2,626)	2,004	(76.3)%
Net loss and comprehensive loss	$(8,965)	$(6,678)	$(2,287)	34.2%

Revenue

Revenue increased $69.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase of $38.8 million in transaction and usage-based revenue, driven by an increase in the number of Transactions Processed and an increase of $30.6 million in subscription revenue, driven by an increase in the number of customers utilizing our solutions.

Cost of Revenue

Cost of revenue increased $17.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily related to an increase of $8.5 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $7.4 million increase in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions.

General and Administrative Expenses

General and administrative expenses increased $18.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase of $14.0 million in personnel-related costs, driven by an increase of $7.6 million in stock-based compensation expense as well as increased headcount to support overall growth and to expand our infrastructure to support public company operations. In addition, professional fees associated with legal, accounting, and other consulting services increased $5.1 million related to our IPO as well as increased costs required to support operating as a public company.

Selling and Marketing Expenses

Selling and marketing expenses increased $24.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase of $9.7 million in personnel-related costs associated with headcount growth, an increase of $5.2 million in fees paid to third-party channel partners and an increase of $5.1 million in advertising and other marketing-related spend utilized to drive new customer additions.

Research and Development Expenses

Research and development expenses increased $12.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase of $10.1 million in personnel-related costs associated with headcount growth and an increase of $1.4 million in third-party consulting costs. Headcount growth and the increase in usage of third-party consultants was associated with enhancing the functionality and ease of use of our solutions.

Contingent Consideration Expense

Contingent consideration expense was $1.3 million for the year ended December 31, 2021, as compared to $0.3 million for the year ended December 31, 2020. The increase in contingent consideration expense relates to the change in fair value of the contingent consideration liability.

Restructuring (Reversal) Charges

Restructuring (reversal) charges decreased $2.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. During the year ended December 31, 2020, the Company recorded a $2.4 million restructuring charge associated with a lease exited in the third quarter of 2020. During the year ended December 31, 2021, the Company recorded a $0.2 million reversal of restructuring expense associated with a change to sublease assumptions used to calculate the revised restructuring liability.

Amortization of Intangible Assets

Amortization of intangible assets, within operating expenses, remained consistent for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Interest Expense

Interest expense decreased $1.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily related to the extinguishment of our prior Credit Facilities (as defined below) on September 27, 2021.

Benefit from Income Taxes

The benefit from income taxes was $0.6 million for the year ended December 31, 2021, as compared to $2.6 million for the year ended December 31, 2020, a decrease of $2.0 million. Our effective income tax rate was 6.5% for the year ended December 31 2021, compared to 28.2% for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 was lower than the statutory rate of 21.0% due to stock-based compensation adjustments, acquisition earnout payments, and other permanent items. The effective tax rate for the year ended December 31, 2020 was higher than the statutory rate of 21.0% due to the impact of state income taxes as well as permanent adjustments and excess benefits from stock-based compensation.

Segment Information

Our reportable segments have been determined in accordance with Accounting Standards Codification ("ASC"), ASC 280, Segment Reporting. Currently, we have two reportable segments: Enterprise Solutions and SMB Solutions. The CODM, which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance. We define Adjusted EBITDA as net loss excluding interest expense, net; benefit from income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, fair value adjustment of acquired deferred revenue, stock/equity-based compensation, and restructuring (reversal) charges. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue
Enterprise Solutions	$107,549	$83,944
SMB Solutions	108,731	62,613
Total revenue	216,280	146,557
Adjusted EBITDA
Enterprise Solutions	14,255	11,997
SMB Solutions	35,373	21,122
Total Adjusted EBITDA from reportable segments	49,628	33,119
Unallocated corporate expenses	(18,983)	(11,080)
Total Adjusted EBITDA	30,645	22,039
Reconciling items:
Interest expense, net	(8,213)	(9,903)
Amortization of intangible assets	(15,602)	(15,523)
Depreciation	(2,588)	(1,288)
Transaction-related expenses	(4,422)	(1,011)
Fair value adjustment of acquired deferred revenue	(180)	(543)
Stock/equity-based compensation	(9,468)	(641)
Restructuring reversal (charges)	241	(2,434)
Loss before income taxes	(9,587)	(9,304)
Benefit from income taxes	(622)	(2,626)
Net loss	$(8,965)	$(6,678)
Net loss margin	(4.1)%	(4.6)%
Adjusted EBITDA Margin - Enterprise Solutions	13.3%	14.3%
Adjusted EBITDA Margin - SMB Solutions	32.5%	33.5%

Revenue

Revenue for the Enterprise Solutions segment increased $23.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily attributable to an increase of $23.4 million in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $46.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily attributable to an increase of $29.9 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and a $15.4 million increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment declined from 14.3% for the year ended December 31, 2020 to 13.3% for the year ended December 31, 2021. In 2020, given the uncertainty surrounding the COVID-19 pandemic, we delayed investments in headcount for our sales, support and operations teams and temporarily reduced certain in-person marketing programs. During 2021, hiring and marketing programs began to normalize driving the reduction in Adjusted EBITDA margin.

Adjusted EBITDA margin for the SMB Solutions segment declined from 33.5% for the year ended December 31, 2020 to 32.5% for the year ended December 31, 2021. The Adjusted EBITDA margin was impacted by our investment in research and development headcount to continue to drive product leadership as well as incremental costs associated with the migration to a new Telehealth back-end provider. This was partially offset by a reduction in marketing spend as a percentage of revenue year over year, which was due to the higher cost of paid search marketing at the start of the COVID-19 pandemic.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $254.3 million, which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

On September 27, 2021, we completed our IPO, in which we issued and sold 13,620,054 shares of common stock at a price of $26.00 per share. We raised net proceeds of $326.4 million from the IPO after deducting the underwriting discounts of $22.1 million and offering expenses of $5.6 million.

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. On September 27, 2021, we used a portion of the net proceeds from our IPO to repay in full the outstanding borrowings of $114.2 million under our then existing credit facility with Ares Capital Corporation, as administrative and collateral agent, and certain other lenders.

The 2021 Revolving Credit Facility matures on September 27, 2026 and proceeds of any borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. As of December 31, 2021, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of December 31, 2021, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$24,421	$19,645
Net cash used in investing activities	(4,521)	(30,910)
Net cash provided by financing activities	205,044	34,731

Cash Flows from Operating Activities

Our primary source of operating cash is revenue generated from subscription and transaction and usage-based fees associated with our SaaS solutions. Our primary uses of operating cash are personnel-related costs and payments to our vendors. Our cash flows from operating activities are impacted by the amount of our net income (loss), revenue and customer growth, volume of transactions, changes in working capital accounts, the timing of payments to vendors and add-backs of non-cash expense items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and non-cash interest expense.

Net cash provided by operating activities increased $4.8 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a $10.7 million increase in net income (loss) adjusted for non-cash items, partially offset by a decrease in $5.9 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related to the acquisition of businesses and capital expenditures.

Net cash flows from investing activities increased $26.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in cash flows from investing was driven by $25.5 million of cash paid for acquisitions during the year ended December 31, 2020, which did not occur in the year ended December 31, 2021 and a $0.9 million decrease in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of net proceeds from the issuance of common stock, payment of offering costs, proceeds and repayments on long-term and related party debt, and proceeds from the exercise of stock/equity-based options.

Net cash provided by financing activities increased $170.3 million for the for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

During the year ended December 31, 2021, cash provided by financing activities was $205.0 million, which was primarily driven by $332.0 million of net proceeds from the issuance of common stock upon our IPO and $1.6 million of proceeds from issuance of stock options, offset by $114.2 million used to repay long-term debt, $5.9 million used to repay related party notes, $5.3 million of payments related to our offering costs, contingent consideration payments of $1.9 million, and payments of debt issuance costs of $1.1 million.

During the year ended December 31, 2020, cash provided by financing activities was $34.7 million, which was primarily driven by $31.3 million of proceeds from issuance of long-term debt and $5.0 million of proceeds from the exercise of equity-based options, offset by contingent consideration payments of $1.5 million.

Contractual Obligations and Commitments

As of December 31, 2021, our future contractual obligations were related to operating leases and non-cancellable commitments to vendors. Our future commitments related to operating leases are $40.5 million, with $5.7 million expected to be paid within one year and $34.8 million thereafter. The commitments under our operating lease obligations primarily consist of lease payments for our Braintree, Massachusetts corporate headquarters, and our offices in Santa Monica, California, Los Angeles, California and Marlborough, Massachusetts. Our future commitments related to non-cancellable commitments are $3.1 million, with $1.9 million expected to be paid within one year and $1.2 million thereafter. Our non-cancellable commitments to vendors primarily consist of subscriptions to third party software products.

For additional discussion on our operating leases and other non-cancellable commitments, refer to Note 14 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

Our significant accounting policies, including those considered to be critical accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, valuation of goodwill and intangible assets, valuation of contingent consideration liabilities, stock-based compensation, and income taxes.

Revenue Recognition

We derive our revenue primarily from providing access to our SaaS solutions via subscription and transaction and usage-based fees for services provided through our solutions. In accordance with ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), we recognize revenue following a five-step model.

Application of ASC 606 related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) as it relates to certain transaction and usage-based revenue arrangements can require considerable judgement. We have concluded that we are acting as an agent in these arrangements as we do not control the services performed by card networks, sponsor banks and credit card processors as each of these parties is the primary obligor for their portion of transaction and usage-based services performed. Therefore, transaction and usage service revenue is recognized net of any fees owed to these intermediaries. Changes in our principal versus agent judgment could impact the amount of revenue recognized but not our operating income (loss) or net income (loss).

Valuation of Goodwill and Intangible Assets

The valuation of assets acquired in a business combination and subsequent impairment reviews of such assets require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired and liabilities assumed, and we record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if facts and circumstances warrant a review. We assess both the existence of potential impairment and the amount of loss, if any, by comparing the fair value of each reporting unit that includes goodwill with its carrying amount, including goodwill. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur. As of December 31, 2021, we performed a qualitative assessment for each of our reporting units. The qualitative analyses resulted in us determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values, useful lives, and other prospective financial information. The judgments made in determining the estimated fair value of intangibles as well as the estimated lives, could materially impact net income or loss in periods subsequent to an acquisition as a result of amortization expense recorded within the consolidated statements of operations.

Valuation of Contingent Consideration Liabilities

Our acquisitions may provide for potential future cash payments to former owners upon achievement of certain future performance targets. We estimate the fair value of these payments as of each respective acquisition date, and we remeasure the fair value of the potential payments based upon the estimated achievement levels of the remaining targets at each subsequent reporting date until the liability is fully settled. Increases or decreases in the fair value of the contingent consideration liability are recorded through contingent consideration expense on the consolidated statement of operations and comprehensive loss. The fair value of contingent consideration liabilities is determined using a variety of valuation methods, including Monte Carlo simulations, and include significant unobservable inputs, such as forecasted net recurring revenue, net recurring revenue volatility, discount rate and expected term. A change in any of the unobservable inputs would have a corresponding impact on the liability recognized. As of December 31, 2021, the maximum amount we would be required to pay related to contingent consideration is $3.0 million, which is fixed and was measured using observable inputs.

Stock-based Compensation

We measure awards with service-based vesting or performance-based vesting granted to employees, non-employees, and directors based on the fair value of the award on the date of grant. Compensation expense for the awards is recognized over the requisite service period for employees and directors and as services are delivered for non-employees, both of which are generally the vesting period of the respective award.

We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective estimates and assumptions, including:

•
Fair value of common stock. Prior to our IPO, we estimated the fair value of common stock based on valuations and other factors deemed relevant by management. Following our IPO, we used the quoted market price of our common stock to establish the fair value of the common stock underlying our stock options.
•
Expected term. The expected term reflects the average of the vesting term and the contractual lives of all options awarded.
•
Expected volatility. The expected volatility is based on the historical volatility of a publicly traded set of peer companies over the option's expected term.
•
Expected dividend yield. We have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.
•
Risk-free interest rate. We base the risk-free interest rate on the applicable rate for the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

If any assumptions used in the Black-Scholes option pricing model changed significantly, stock-compensation expense for future awards may differ materially compared with the expense for awards granted previously. Following our IPO, we shifted from assessing the fair value of our common stock utilizing third-party valuations and other factors to utilizing the quoted market price of our common stock. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The ability to utilize deferred tax assets may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses or other tax attributes from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis. This is more fully described in Note 13 - Income Taxes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or inflation.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our 2021 Revolving Credit Facility, which allows us to borrow up to $75.0 million. Borrowings under the 2021 Revolving Credit Facility will bear interest at a rate equal to, at the Borrower’s option, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (i) federal funds rate plus 0.50%, (ii) the prime rate quoted by the Wall Street Journal or (iii) the one month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. Since we have not yet drawn upon our 2021 Revolving Credit Facility and we do not have any outstanding borrowings as of December 31, 2021, a hypothetical 100 basis point increase or decrease in variable interest rates would not have a material impact on interest expense.

Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United States or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under our senior revolving credit facilities, which in turn could have unpredictable effects on our interest payment obligations under our senior revolving credit facilities.

As of December 31, 2021, we had cash and cash equivalents of $254.3 million. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We do not believe that we have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash or cash equivalents.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified deficiencies related to a lack of certain defined processes and controls over information technology, in the areas of access management, segregation of duties, change management, data governance and program development, and a lack of certain defined processes and controls over the financial statement close process. These deficiencies, when aggregated, are a material weakness and could result in a material misstatement to our financial statements that may not be able to be prevented or detected. We previously reported this material weakness in our Prospectus in connection with the preparation of our financial statements for the year ended December 31, 2020.

Remediation Measures

We are compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weakness. The finalization of our remediation measures is ongoing and includes the following:

•
the hiring of additional accounting, finance and information technology resources with public company experience;

•
centralizing key accounting and finance procedures within the financial close and reporting process;
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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	10,159,084	(2)	$4.39	(3)	16,679,407
Equity compensation plans not approved by security holders	—		$—		—
Total	10,159,084		$4.39		16,679,407

(1)	Consists of EngageSmart Inc.’s 2021 Incentive Award Plan (“2021 Plan’) and EngageSmart, Inc.’s 2021 Employee Stock Purchase Plan (“2021 ESPP”).
(2)

Includes 10,159,084 shares of common stock issuable upon exercise of stock options and shares issuable upon vesting of restricted stock units ("RSUs") under the 2021 Plan and no shares of common stock issuable under the 2021 ESPP, as the 2021 ESPP has not commenced as of December 31, 2021.

(3)

As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2021 Plan was $4.39. All of the shares issuable upon vesting of RSUs do not have a weighted-average exercise price.

(4)

Includes 14,459,679 shares available for future issuance under the 2021 Plan and 2,219,728 shares available for future issuance under the 2021 ESPP. The number of shares authorized under our 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year and (ii) such smaller number of Shares as is determined by the Board of Directors. The number of shares authorized under our 2021 ESPP will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year and (ii) such smaller number of Shares as is determined by the Board of Directors.

The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements

Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.

(3)
Exhibits

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Conversion.	10-Q	001-40835	2.1	11/10/2021
2.2	Plan of Reorganization.	10-Q	001-40835	2.2	11/10/2021
2.3	Certificate of Conversion of EngageSmart, LLC.	10-Q	001-40835	2.3	11/10/2021
3.1	Amended and Restated Certificate of Incorporation of EngageSmart, Inc.	10-Q	001-40835	3.1	11/10/2021
3.2	Bylaws of EngageSmart, Inc.	10-Q	001-40835	3.2	11/10/2021
4.1	Specimen Common Stock Certificate Evidencing the Shares of Common Stock.	S-1/A	333-259101	4.3	9/13/2021
4.2	Description of Capital Stock.					*
10.1	Revolving Credit Agreement.	8-K	001-40835	10.1	10/1/2021
10.2	Registration Rights Agreement.	10-Q	001-40835	10.2	11/10/2021
10.3	Stockholders' Agreement.	10-Q	001-40835	10.3	11/10/2021
10.4#	Amended and Restated EngageSmart, Inc. CVR Bonus Award Plan.	S-1/A	333-259101	10.4	9/16/2021
10.5#	Form of CVR Bonus Award Certificate under the EngageSmart, LLC CVR Bonus Award Plan.	S-1/A	333-259101	10.5	8/27/2021
10.6#	Form of Indemnification Agreement.	S-1/A	333-259101	10.15	9/16/2021
10.7#	Employment Agreement dated September 13, 2021, by and between EngageSmart, LLC and Robert Bennett.	S-1/A	333-259101	10.11	9/13/2021
10.8#	Employment Agreement dated September 13, 2021, by and between EngageSmart, LLC and Cassandra Hudson.	S-1/A	333-259101	10.12	9/13/2021
10.9#	Non-Employee Director Compensation Policy of EngageSmart, Inc.	S-1/A	333-259101	10.13	9/13/2021
10.10#	2021 Incentive Award Plan.	S-1/A	333-259101	10.16	9/13/2021
10.11#	Form of Restricted Stock Unit Grant Notice and Agreement under the 2021 Incentive Award Plan.	S-1/A	333-259101	10.17	9/16/2021
10.12#	Form of Stock Option Grant Notice and Agreement under the 2021 Incentive Award Plan.	S-1/A	333-259101	10.18	9/13/2021
10.13#	2021 Employee Stock Purchase Plan.	S-1/A	333-259101	10.19	9/13/2021
10.14#	Employment Agreement dated September 22, 2021, by and between EngageSmart, Inc. and Charles Kallenbach.					*
10.15#	Employment Agreement dated March 17, 2017, by and between EngageSmart, LLC and Howard Spector.	S-1/A	333-259101	10.8	8/27/2021
10.16#	Amended and Restated Employment Agreement dated June 28, 2021, by and between EngageSmart, LLC and Howard Spector.	S-1/A	333-259101	10.7	8/27/2021
10.17#	Employment Agreement Amendment dated October 21, 2021, by and between EngageSmart, Inc. and Thomas Griffin.	10-Q	001-40835	10.13	11/10/2021
10.18#	Employment Agreement Amendment dated October 21, 2021, by and between EngageSmart, Inc. and Jonathan Seltzer.	10-Q	001-40835	10.14	11/10/2021
10.19#	Second Amended and Restated Employment Agreement dated November 30, 2021, by and between EngageSmart, Inc. and Howard Spector.					*

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20#	Employment Agreement dated February 1, 2022, by and between EngageSmart, Inc. and Kevin O'Brien.					*
10.21#	Separation and Release Agreement dated December 10, 2021, by and between EngageSmart, Inc. and Thomas Griffin.					*
10.22#	General Release dated February 15, 2022, by and between EngageSmart, Inc. and Charles Kallenbach.					*
10.23	EngageSmart, LLC Amended and Restated 2009 Equity Incentive Plan.	S-8	333-259829	99.1	9/27/2021
10.24	EngageSmart, LLC Amended and Restated 2015 Stock Option Plan.	S-1	333-259101	10.1	8/27/2021
10.25	Form of Incentive Stock Option Agreement pursuant to the EngageSmart, LLC Amended and Restated 2015 Stock Option Plan.	S-1	333-259101	10.2	8/27/2021
10.26	Credit Agreement, dated February 11, 2019, by and among Ares Capital Corporation, Golub Capital LLC, Handcock Merger Sub, Inc. and Hancock Midco, LLC.	S-1	333-259101	10.14	9/13/2021
21.1	List of Subsidiaries of EngageSmart, Inc.					*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.
** Furnished herewith.
# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EngageSmart, Inc.

Date: March 3, 2022	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert P. Bennett	Chief Executive Officer	March 3, 2022
Robert P. Bennett	(Principal Executive Officer)

/s/ Cassandra Hudson	Chief Financial Officer	March 3, 2022
Cassandra Hudson	(Principal Financial and Accounting Officer)

/s/ Paul G. Stamas	Director	March 3, 2022
Paul G. Stamas

/s/ Matthew G. Hamilton	Director	March 3, 2022
Matthew G. Hamilton

/s/ David Mangum	Director	March 3, 2022
David Mangum

/s/ Preston McKenzie	Director	March 3, 2022
Preston McKenzie

/s/ Raph Osnoss	Director	March 3, 2022
Raph Osnoss

/s/ Diego Rodriguez	Director	March 3, 2022
Diego Rodriguez

/s/ Deborah A. Dunnam	Director	March 3, 2022
Deborah A. Dunnam

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of EngageSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EngageSmart, Inc. (formerly “EngageSmart, LLC”) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’/members’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2022

We have served as the Company’s auditor since 2021.

EngageSmart, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$254,294	$29,350
Accounts receivable, net of allowance for doubtful accounts of $203 and $160 as of December 31, 2021 and December 31, 2020, respectively	10,266	8,100
Unbilled receivables	3,441	2,973
Prepaid expenses and other current assets	7,617	3,490
Total current assets	275,618	43,913
Property and equipment, net	10,968	6,211
Goodwill	425,677	425,677
Acquired intangible assets, net	87,920	103,520
Other assets	3,811	1,837
Total assets	$803,994	$581,158
Liabilities and stockholders’/ members' equity
Current liabilities:
Accounts payable	$2,090	$3,137
Accrued expenses and other current liabilities	25,229	15,966
Contingent consideration liability	2,800	1,867
Deferred revenue	6,792	4,776
Notes payable to related parties	—	5,900
Total current liabilities	36,911	31,646
Long-term debt, net of issuance costs	—	110,200
Deferred income taxes	4,224	5,471
Contingent consideration liability, net of current portion	—	1,498
Deferred revenue, net of current portion	232	201
Other long-term liabilities	5,528	3,482
Total liabilities	46,895	152,498
Commitments and contingencies (Note 14)
Stockholders'/ members' equity:
Class A-1 common shares, no par value, no shares issued and outstanding as of December 31, 2021; 97,209,436 shares issued and outstanding as of December 31, 2020	—	293,286
Class A-2 common shares, no par value, no shares issued and outstanding as of December 31, 2021; 45,262,340 shares issued and outstanding as of December 31, 2020	—	136,559
Class A-3 common shares, no par value, no shares issued and outstanding as of December 31, 2021; 5,010,888 shares issued and outstanding as of December 31, 2020	—	19,956
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021, and no shares authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 161,860,980 shares issued and outstanding as of December 31, 2021, and no shares authorized, issued and outstanding as of December 31, 2020	162	—
Additional paid-in capital	787,043	—
Accumulated stockholders'/members’ deficit	(30,106)	(21,141)
Total stockholders’/members' equity	757,099	428,660
Total liabilities and stockholders’/members' equity	$803,994	$581,158

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$216,280	$146,557
Cost of revenue	55,122	37,593
Gross profit	161,158	108,964
Operating expenses:
General and administrative	45,533	26,866
Selling and marketing	72,968	48,581
Research and development	33,382	20,788
Contingent consideration expense	1,303	257
Restructuring (reversal) charges	(241)	2,434
Amortization of intangible assets	9,448	9,390
Total operating expenses	162,393	108,316
(Loss) income from operations	(1,235)	648
Other income (expense), net:
Interest expense, including related party interest (Note 17)	(8,228)	(9,908)
Other income (expense), net	(124)	(44)
Total other income (expense), net	(8,352)	(9,952)
Loss before income taxes	(9,587)	(9,304)
Benefit from income taxes	(622)	(2,626)
Net loss and comprehensive loss	$(8,965)	$(6,678)
Net loss per share:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	151,609,440	145,647,226
Diluted	151,609,440	145,647,226

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Members' Equity

(in thousands, except share amounts)

	Class A-1		Class A-2		Class A-3		Accumulated	Total
	Common Shares		Common Shares		Common Shares		Members’	Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balances as of December 31, 2019	97,209,436	$293,286	45,262,340	$136,559	502,545	$14,334	$(14,463)	$429,716
Exercise of equity-based options	—	—	—	—	4,508,343	4,981	—	4,981
Equity-based compensation expense	—	—	—	—	—	641	—	641
Net loss	—	—	—	—	—	—	(6,678)	(6,678)
Balances as of December 31, 2020	97,209,436	$293,286	45,262,340	$136,559	5,010,888	$19,956	$(21,141)	$428,660

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Class A-1		Class A-2		Class A-3				Additional	Accumulated	Total
	Common Shares		Common Shares		Common Shares		Common Stock		Paid-in	Stockholders'/	Stockholders'/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Members’ Deficit	Members’ Equity
Balances as of December 31, 2020	97,209,436	$293,286	45,262,340	$136,559	5,010,888	$19,956	—	$—	$—	$(21,141)	$428,660
Exercise of equity-based options	—	—	—	—	573,726	1,063	—	—	—	—	1,063
Repurchase and retirement of common shares	—	—	—	—	(74,529)	(51)	—	—	—	—	(51)
Conversion of Class A-1, A-2 and A-3 common shares into common stock in connection with initial public offering	(97,209,436)	(293,286)	(45,262,340)	(136,559)	(5,510,085)	(20,968)	147,981,861	148	450,665	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	—	—	—	—	13,620,054	14	331,975	—	331,989
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Exercise of stock options	—	—	—	—	—	—	259,065	—	514	—	514
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	9,468	—	9,468
Net loss	—	—	—	—	—	—	—	—	—	(8,965)	(8,965)
Balances as of December 31, 2021	—	$—	—	$—	—	$—	161,860,980	$162	$787,043	$(30,106)	$757,099

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,965)	$(6,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,190	16,811
Stock/equity-based compensation expense	9,468	641
Contingent consideration expense	1,303	257
Deferred income taxes	(1,247)	(2,775)
Loss on disposal of property and equipment	48	—
Non-cash interest expense, including loss on extinguishment of debt	4,125	4,017
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,127)	(617)
Accounts receivable, net	(2,166)	(2,190)
Unbilled receivables	(468)	(1,813)
Other assets	(864)	(346)
Accounts payable	(1,072)	1,385
Accrued expenses and other current liabilities	8,856	7,309
Deferred revenue	2,047	526
Other long-term liabilities	(707)	3,118
Net cash provided by operating activities	24,421	19,645
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(25,518)
Purchases of property and equipment, including costs capitalized for development of internal-use software	(4,521)	(5,392)
Net cash used in investing activities	(4,521)	(30,910)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	331,989	—
Proceeds from issuance of common stock to General Atlantic (IC), L.P. in connection with the Corporate Conversion (Note 11)	43,236	—
Payment to settle fractional shares related to Class A-2 shareholders in connection with the Corporate Conversion (Note 11)	(43,236)	—
Proceeds from issuance of long-term debt	—	31,250
Repayment of long-term debt	(114,174)	—
Payment of debt issuance costs	(1,146)	—
Payment of debt extinguishment costs	(90)	—
Payments of related party notes	(5,900)	—
Payments of contingent consideration	(1,868)	(1,500)
Proceeds from exercise of stock/equity-based options	1,577	4,981
Repurchase and retirement of common shares	(51)	—
Payment of initial public offering costs	(5,293)	—
Net cash provided by financing activities	205,044	34,731
Net increase in cash, cash equivalents and restricted cash	224,944	23,466
Cash, cash equivalents and restricted cash at beginning of period	29,650	6,184
Cash, cash equivalents and restricted cash at end of period	$254,594	$29,650
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$254,294	$29,350
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$254,594	$29,650

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$5,350	$5,662
Cash paid for taxes	$206	$78
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$178	$59
Deferred initial public offering costs included in accrued expenses	$286	$—
Debt issuance costs included in accrued expenses	$23	$—
Fair value of contingent consideration recorded in purchase accounting	$—	$4,608

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

EngageSmart, Inc. and its subsidiaries (together referred to herein as the “Company” or “EngageSmart”) is a leading provider of vertically tailored customer engagement software and integrated payments solutions. EngageSmart offers single instance, multi-tenant, true Software-as-a-Service (“SaaS”) vertical solutions, including SimplePractice, InvoiceCloud, HealthPay24 and DonorDrive, that are designed to simplify our customers' engagement with their clients by driving digital adoption and self-service. The Company serves customers across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. EngageSmart's solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. EngageSmart is headquartered in Braintree, Massachusetts with additional locations throughout the United States.

Initial Public Offering

On September 27, 2021, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 13,620,054 shares of common stock at a public offering price of $26.00 per share, including 620,054 shares issued upon the exercise of the underwriters' option to purchase additional shares. The Company raised net proceeds of $326.4 million, after deducting the underwriting discount of $22.1 million and offering expenses of $5.6 million. Additionally, certain existing shareholders sold an aggregate of 3,112,446 shares in the IPO at the same price, resulting in net proceeds to the selling stockholders of $75.9 million. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under its Credit Facilities, as defined below.

Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other third-party fees that were directly associated with the IPO, were capitalized within other assets on the Company's consolidated balance sheets. Upon the completion of the IPO, these costs were offset against the proceeds from the IPO and recorded as a reduction to additional paid-in capital.

Following the Company's IPO, General Atlantic (IC), L.P. ("General Atlantic") controls more than 50% of the combined voting power of the Company's outstanding common stock, and the Company is considered a "controlled company" within the meaning of the corporate governance standards of the New York Stock Exchange ("NYSE").

Corporate Conversion

Immediately prior to effectiveness of the Company's IPO registration statement on Form S-1, EngageSmart LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed the Company's name to EngageSmart, Inc. ("Corporate Conversion"). Refer to Note 11 - Stockholders' Equity for further discussion.

Stock Split

On September 10, 2021, the Company effected a 1-for-3 forward stock split of its common shares. In connection with the forward stock split, each issued and outstanding common share, automatically and without action on the part of the holders, became three common shares. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the forward stock split.

Basis of Presentation

EngageSmart, Inc., formerly EngageSmart, LLC prior to the Corporate Conversion, was formed on December 7, 2018 as Hancock Parent, LLC. On December 11, 2018, EngageSmart, LLC entered a series of arrangements to indirectly acquire, through its wholly owned subsidiary Hancock Midco, LLC, 100% of the equity interest in Invoice Cloud, Inc (the “InvoiceCloud Acquisition”). On February 11, 2019, Hancock Merger Sub, Inc., a transitory merger company of Hancock Midco, LLC, merged into InvoiceCloud, with InvoiceCloud continuing as the surviving corporation and a wholly owned subsidiary of Hancock Midco, LLC. For all the periods reported in these consolidated financial statements, the Company has not and does not have any material revenue-generating operations on a standalone basis, and all the material revenue-generating operations of the Company are carried out by its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, valuation of goodwill and intangible assets, valuation of contingent consideration liabilities, stock-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as changes in circumstances, facts and experience arise. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the years ended December 31, 2021 and 2020, no customer accounted for 10% or more of revenue. As of December 31, 2021 and 2020, no customer accounted for 10% or more of accounts receivable.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Restricted Cash

As of December 31, 2021 and 2020, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as collateral required for one of the Company’s operating bank accounts. This amount is classified within other assets on the Company’s consolidated balance sheets.

Accounts Receivable, Net and Unbilled Receivables

Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable balance. An allowance for doubtful accounts is established when it is probable a credit loss has been incurred based on historical collection information, a review of major customer accounts receivable balances, and an assessment of current economic conditions. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $0.2 million. During the years ended December 31, 2021 and 2020, the Company wrote off accounts receivable balances of $0.2 million and less than $0.1 million, respectively.

Unbilled receivables represent amounts for which payment of consideration is subject only to the passage of time and are assessed for collectability at each reporting period.

Fair Value Measurements

Certain assets and liabilities are carried at fair value according to the provisions of ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1: Quoted prices in active markets for identical assets or liabilities.
•
Level 2: Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Refer to Note 6 – Fair Value Measurements for additional details.

Segment Information

Operating segments are defined as components of a business for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer ("CEO"), in deciding how to allocate resources and assess performance. The CODM views the Company's operations and manages its business through two reportable segments: Enterprise Solutions and SMB Solutions. Note 18 - Segment and Geographic Information provides financial information regarding the Company's reportable segments and geographic operations and revenue.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset Classification	Estimated Useful Lives
Computer equipment and purchased software	3 years
Internal-use software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected on the consolidated statement of operations and comprehensive loss. Expenditures for repairs and maintenance are charged to expense as incurred.

Cloud Computing Arrangements

The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements with vendors to determine whether the contract meets the definition of a service contract or software license. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage as a prepaid expense. The current and non-current portions of implementation costs are included within prepaid expenses and other current assets and other assets, respectively, on the Company's consolidated balance sheets. The Company amortizes the costs on a straight-line basis over the term of the contract. Costs related to data conversion, training and other maintenance activities are expensed as incurred.

Business Combinations

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company recognizes tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive loss.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually at the reporting unit level, or more frequently if facts and circumstances warrant a review. The Company assesses both the existence of potential impairment and the amount of impairment loss, if any, by comparing the fair value of the reporting unit that includes goodwill with its carrying amount, including goodwill. To date, the Company has not identified any impairment to goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Valuation of Contingent Consideration Liabilities

The Company’s acquisitions may provide for potential cash payments to former owners upon achievement of certain future performance targets. The Company estimates the fair value of these payments as of each respective acquisition date. The Company remeasures the fair value of the potential payments based upon the estimated achievement levels of the remaining targets at each subsequent reporting date until the liability is fully settled. Increases or decreases in the fair value of the contingent consideration liability are recorded through contingent consideration expense on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If a long-lived asset group is tested for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. If the Company determines the long-lived asset group is not recoverable, an impairment loss is calculated as the excess of the carrying amount over the fair value. For the years ended December 31, 2021 and 2020, the Company did not record any impairment losses on long-lived assets.

Revenue

The Company derives its revenue primarily from providing access to its SaaS solutions via subscription agreements and from transaction and usage-based fees for services provided through its solutions. To a lesser extent, the Company also generates revenue from the sale of implementation services, sale of on-demand learning courses and the sale of hardware. In accordance with ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), the Company recognizes revenue following a five-step model, as outlined below:

•
Identification of the contract(s) with a customer;

•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when (or as) performance obligations are satisfied.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is reported net of applicable sales and use tax and is recognized when control of these services or products are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the contract’s performance obligations.

Performance Obligations and Timing of Revenue Recognition

Revenue from the Company’s subscription services as well as from its transaction and usage-based services represents a single promise to provide continuous access (i.e., a stand-ready obligation) to its software solutions in the form of a service through one of the Company’s hosted data providers. Customers do not have the right or practical ability to take possession of the software and use it on their own or another entity’s hardware. For subscription services, as each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. Subscription periods, while primarily monthly, range from monthly to multi-year, are billed in advance and are non-cancellable.

For transaction and usage-based services, since the timing and quantity of transactions to be facilitated by the Company are not determinable, the Company views transaction processing services as an obligation to stand ready to facilitate as many transactions as the customer requests. Under a stand-ready obligation, the evaluation of the nature of a performance obligation is focused on each time increment rather than the underlying activities. As each day of providing these services is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, these services are viewed as a single performance obligation comprised of a series of distinct daily services. The Company satisfies its performance obligation as these services are provided. Revenue is recognized in the month the service is completed.

The majority of transaction and usage-based services arrangements are priced as a percentage of transaction value or a specified fee per transaction. Given the nature of the promise is based on unknown quantities or outcomes of services to be performed over the contract term, the total consideration is determined to be variable consideration. The variable consideration relates specifically to the Company’s effort to transfer each distinct daily service, and as such, the Company allocates the variable consideration earned to the distinct day in which those activities are performed. The Company recognizes these fees as revenue in the period earned, at the point in which the variable amount is known.

In determining the amount of consideration received related to these services, the Company applied the principal-agent guidance in ASC 606 and assessed whether it controls services performed by other intermediaries. As it relates to transaction and usage-based services, the Company’s software solutions provide an interface that allows customers to integrate with a variety of payment processors to route and clear transactions through applicable payment networks. As third parties are involved in the transfer of goods or services to customers, the Company considers the nature of each specific promised good or service and applies judgment to determine whether the Company controls the good or service before it is transferred to the customer or whether the Company is acting as an agent of the third party. To determine whether or not the Company controls the good or service before it is transferred to the customer, the Company assessed indicators including whether the Company or the third party is primarily responsible for fulfillment and which party has discretion in determining pricing for the good or service, as well as other considerations. Based on this assessment, the Company determined that EngageSmart does not control the services performed by card networks, sponsor banks and credit card processors as each of these parties is the primary obligor for their portion of payment and transaction processing services performed. Therefore, transaction usage-based service revenue is recognized net of any fees owed to these intermediaries.

Incremental Costs of Obtaining a Contract with a Customer

The Company assesses the costs of obtaining contracts with customers according to the provisions of ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers. The Company capitalizes incremental costs incurred in obtaining contracts with customers if the amortization period is greater than one year. For costs that the Company would have capitalized and amortized over one year or less, the Company has elected to apply the practical expedient and expense these contract costs as incurred. The Company’s incremental costs of obtaining a contract consist of sales commissions paid to employees for new bookings and in certain situations, upon the go-live date for a new customer. Sales commissions are not paid on contract renewals. Sales commissions (related to new bookings and go-lives) are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be five years for initial contracts. The period of benefit was determined based on an average customer contract term, expected customer life, and expected useful life of its related technology.

Reserve for Sales Refunds and Credits

The Company maintains a reserve for sales refunds and credits to customers for which the Company estimates based upon historical experience. The reserve for sales refunds and credits is recorded as a reduction in revenue. As of December 31, 2021 and 2020, the Company’s allowance for sales refunds and credits was $0.3 million, included within accrued expenses and other current liabilities on the consolidated balance sheets.

Deferred Financing Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital via credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recorded in other assets and are amortized on a straight-line basis over the term of the credit facility. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense over the repayment term.

Deferred Rent

Payment escalations, rent holidays and other lease incentives that may be included in lease agreements are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term. Adjustments for such items are recorded as deferred rent and amortized over the respective lease terms. The short-term portion of the deferred rent is included within accrued expenses and other current liabilities and the long-term portion is included within other long-term liabilities on the accompanying consolidated balance sheets.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, third-party consulting costs, and costs for software tools for product management and software development. Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of the Company’s internal-use software and websites.

The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal-Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of three years. Capitalized software costs are included within property and equipment, net on the Company's consolidated balance sheets.

Advertising Costs

The Company expenses advertising costs as incurred and such costs are included in selling and marketing expense in the statements of operations and comprehensive loss. During the years ended December 31, 2021 and 2020, advertising expense totaled $9.7 million and $6.7 million, respectively.

Costs Associated with Exit Activities

The Company records costs associated with exit activities in accordance with ASC 420, Exit of Disposal Cost Obligations (“ASC 420”). Costs associated with exit activities include contract termination costs, including costs related to leased facilities to be abandoned or subleased, which are expensed in accordance with ASC 420 and are included in restructuring (reversal) charges on the consolidated statements of operations and comprehensive loss. Restructuring liabilities are recorded on the Company’s consolidated balance sheets within accrued expenses and other current liabilities and other long-term liabilities.

Stock/Equity-Based Compensation

The Company measures stock/equity-based compensation costs for awards with service-based vesting or performance-based vesting granted to employees, non-employees, and directors, on the grant date, based on the calculated fair value of the award, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). Compensation expense for the awards is recognized over the requisite service period for employees and directors and as services are delivered for non-employees, both of which are generally the vesting period of the respective award. The Company uses the straight-line method to record the expense of awards with only service-based vesting conditions. The Company uses the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing once achievement of the performance condition becomes probable. The Company accounts for forfeitures of stock/equity-based awards as they occur.

The Company classifies stock/equity-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Income Taxes

The Company is treated as a corporation for federal income tax purposes and is subject to taxation in the United States. In each reporting period, the Company’s tax provision includes the effects of consolidating the results of the operations of its subsidiaries.

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded within benefit from income taxes on the consolidated statements of operations and comprehensive loss. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Benefit from income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on their balance sheet as a right of use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right of use asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases. The FASB also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. In June 2020, the FASB issued ASU No. 2020-05, which grants a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption continues to be permitted. The Company will adopt the new standard effective January 1, 2022 on a modified retrospective basis and will not restate comparative periods. The Company is currently evaluating the effect of the standard on its consolidated financial statements and expects that upon adoption a material lease liability and right of use asset will be recognized on its consolidated balance sheets. The Company's leases primarily relate to office space.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt the new standard effective January 1, 2022. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by adding guidance to reduce complexity in some areas while removing some exemptions to others, such as year-to-date loss limitations when interim-period losses exceed anticipated losses for the full year and requiring the reflection of enacted changes in tax laws in the annual effective tax rate in the interim period of the enactment date, among other changes. The Company plans to adopt the new standard effective January 1, 2022. The Company does not believe the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which intends to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments within ASU 2020-04 provide operational expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to affected by reference rate reform if certain criteria are met. The amendments within ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The amendments in ASC 2020-04 are effective immediately and may be applied through December 31, 2022. As there are no current borrowings under the 2021 Revolving Credit Facility, as defined below, there is currently no impact related to the adoption of ASU 2020-04. If the Company draws down upon the 2021 Revolving Credit Facility, the Company will assess the impact of the adoption of this guidance on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The amendments require contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The amendments in this updated are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this new standard on its consolidated financial statements and related disclosures.

3. Revenue

Revenue Disaggregated

The Company disaggregates revenue from contracts with customers by reportable segment and revenue type, as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors and is consistent with the manner in which the Company operates the business. The Company generates a significant majority of its revenue in the Enterprise Solutions segment from transaction and usage-based revenue and a significant majority of its revenue in the SMB Solutions segment from subscription revenue.

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Year Ended December 31,
	2021	2020
Enterprise Solutions
Transaction and usage-based	$97,759	$74,395
Subscription	7,636	6,969
Other	2,154	2,580
Total Enterprise Solutions revenue	107,549	83,944
SMB Solutions
Transaction and usage-based	33,360	17,957
Subscription	74,225	44,313
Other	1,146	343
Total SMB Solutions revenue	108,731	62,613
Total revenue	$216,280	$146,557

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of December 31, 2021 or December 31, 2020.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $6.8 million and $4.8 million as of December 31, 2021 and 2020, respectively. Non-current deferred revenue was $0.2 million as of December 31, 2021 and 2020. During the year ended December 31, 2021, the Company recognized revenue of $4.8 million from the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized revenue of $4.0 million from the deferred revenue balance as of December 31, 2019.

Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. As permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described in Note 2 - Summary of Significant Accounting Policies, for contracts greater than one year in length, the Company's most significant performance obligations consist of variable consideration. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure.

Incremental Costs of Obtaining a Contract with a Customer

The Company’s incremental costs of obtaining a contract consist of sales commissions paid to employees for new bookings and in certain situations, upon the go-live date for a new customer. Deferred commissions are classified as current or non-current assets based on the timing the expense will be recognized. The current and non-current portions of deferred commissions are included within prepaid expenses and other current assets and other assets, respectively, on the Company’s consolidated balance sheets. The following table summarizes the activity related to capitalized costs to obtain a contract for the years ended December 31, 2021 and 2020 (in thousands):

Capitalized costs to obtain a contract as of December 31, 2019	$—
New capitalized costs	627
Amortization of capitalized costs	(28)
Capitalized costs to obtain a contract as of December 31, 2020	$599
New capitalized costs	1,059
Amortization of capitalized costs	(137)
Capitalized costs to obtain a contract as of December 31, 2021	$1,521

As of December 31, 2021, the Company had $0.2 million and $1.3 million in current and non-current deferred costs of obtaining contracts with customers, respectively. As of December 31, 2020, the Company had $0.1 million and $0.5 million within current and non-current deferred costs of obtaining contracts with customers, respectively. Amortization expense is included within sales and marketing expense on the consolidated statements of operations and comprehensive loss. During the years December 31, 2021 and 2020, there were no impairment losses recognized related to capitalized costs to obtain a contract.

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

	Year Ended December 31,
	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(8,965)	$(6,678)
Denominator:
Weighted average common shares outstanding, basic	151,609,440	145,647,226
Effect of potential dilutive common shares	—	—
Weighted average common shares outstanding, diluted	151,609,440	145,647,226
Net loss per share, basic	$(0.06)	$(0.05)
Net loss per share, diluted	$(0.06)	$(0.05)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options to purchase common shares	9,822,179	9,333,218
Unvested restricted stock units	336,905	—
Total	10,159,084	9,333,218

5. Acquisitions

2020 Acquisitions

Track Your Hours, LLC

On April 3, 2020, the Company consummated an equity purchase agreement with Track Your Hours, LLC (“TYH”) and its sole owner to acquire 100% of the outstanding equity interests of TYH. TYH is a leading provider of software for tracking progress and hours for students and trainees who are in process of obtaining their licensure as marriage and family therapists, licensed clinical social workers, and licensed professional clinical counselors. The acquisition of TYH was accounted for as a purchase of a business under ASC 805. The total consideration for this acquisition was $5.5 million, comprised of $5.3 million of cash paid, net of cash acquired, and contingent consideration with a fair value of $0.2 million at the time of the acquisition. In allocating the total purchase consideration for this acquisition based on estimated fair values, the Company recorded goodwill of $3.2 million and identifiable intangible assets of $2.6 million. Goodwill is primarily attributable to future economic benefits expected to arise from the utilization of the intangible assets as well as the economic benefits expected from the workforce. Intangible assets acquired consisted of customer relationships valued using the income approach and developed technology and marketing/tradenames valued using a relief from royalty method. Goodwill resulting from this acquisition is not deductible for tax purposes. The operating results of TYH have been included in the consolidated financial statements beginning on the acquisition date, and pro forma information has not been presented as the operating results of TYH are not material. Acquisition-related costs related to the acquisition of TYH were not material for the periods presented.

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

The PSN acquisition was accounted for as a purchase of a business under ASC 805. Under the acquisition method of accounting, the assets and liabilities of PSN were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $24.6 million reflected a net cash payment of $20.2 million, contingent consideration of $4.4 million representing the fair value of potential payments to the former shareholders of PSN, and a working capital adjustment of $0.1 million owed to the Company. The former shareholders of PSN are eligible to receive up to $6.5 million upon achievement of certain earnout targets.

The Company recognized a contingent consideration liability equal to the acquisition date fair value of expected contingent payments. The Company remeasures the contingent consideration liability at each reporting period until the liability is fully settled and recognizes changes in fair value through contingent consideration expense within the Company's consolidated statements of operations and comprehensive loss. The Company uses a Monte Carlo simulation model in its estimates, and significant assumptions and estimates utilized in the model include the forecasted net recurring revenue, net recurring revenue volatility, and discount rate. During the years ended December 31, 2021 and 2020, the Company paid $1.9 million and $1.5 million, respectively, upon achievement of earnout targets. As of December 31, 2021 and 2020, the Company estimated the remaining fair value of the contingent consideration to be $2.8 million and $3.4 million, respectively.

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

The operating results of PSN have been included in the consolidated financial statements beginning on the acquisition date, and pro forma information has not been presented, as the operating results of PSN are not material. Acquisition-related costs related to the acquisition of PSN were not material for the periods presented.

6. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$205,010	$—	$—	$205,010
Liabilities:
Contingent consideration liability	$—	$—	$2,800	$2,800

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$4,405	$—	$—	$4,405
Liabilities:
Contingent consideration liability	$—	$—	$3,365	$3,365

Money market funds held as of December 31, 2021 and 2020 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate. There were no transfers into or out of Level 3 during the periods presented.

The Company’s recurring fair value measurements using Level 3 inputs relate to the Company’s contingent consideration liability, as the significant inputs to the valuation are not observable in the market (refer to Note 5 - Acquisitions). Changes in the fair value of the Company’s contingent consideration liability were as follows (in thousands):

Balance as of December 31, 2019	$—
Contingent consideration liability recorded in connection with acquisitions	4,608
Payment of contingent consideration	(1,500)
Change in fair value	257
Balance as of December 31, 2020	3,365
Payment of contingent consideration	(1,868)
Change in fair value	1,303
Balance as of December 31, 2021	$2,800

As of December 31, 2021, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay associated with its prior acquisitions was $3.0 million.

7. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $425.7 million as of December 31, 2021 and 2020, related to goodwill from the Company’s acquisitions. The following table summarizes the changes in the carrying amount of goodwill by reportable segment through December 31, 2021 (in thousands):

	Enterprise Solutions	SMB Solutions	Total
Balance as of December 31, 2019	$201,211	$203,842	$405,053
Goodwill acquired	17,447	3,177	20,624
Balance as of December 31, 2020	$218,658	$207,019	$425,677
Goodwill acquired	—	—	—
Balance as of December 31, 2021	$218,658	$207,019	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(23,059)	$59,782
Developed technology	7.0	42,913	(17,311)	25,602
Tradenames	5.0	5,824	(3,288)	2,536
Total		$131,578	$(43,658)	$87,920

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(14,775)	$68,066
Developed technology	7.0	42,913	(11,160)	31,753
Tradenames	5.0	5,824	(2,123)	3,701
Total		$131,578	$(28,058)	$103,520

The Company recorded amortization expense of $15.6 million and $15.5 million for the years ended December 31, 2021 and 2020, respectively. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets on the Company’s consolidated statements of operations and comprehensive loss. Future estimated amortization expense of the Company’s intangible assets as of December 31, 2021, is expected to be as follows (in thousands):

2022	$15,601
2023	15,601
2024	14,640
2025	14,383
2026	9,335
Thereafter	18,360
Total	$87,920

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$4,055	$3,139
Internal-use software	4,314	1,268
Furniture and fixtures	2,059	1,820
Leasehold improvements	4,780	1,961
Total property and equipment	15,208	8,188
Less: Accumulated depreciation and amortization	(4,240)	(1,977)
Property and equipment, net	$10,968	$6,211

For the years ended December 31, 2021 and 2020, depreciation and amortization expense was $2.6 million and $1.3 million, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$12,437	$7,073
Accrued consulting and professional fees	2,619	619
Accrued processing fees	1,626	1,101
Accrued channel partner fees	2,081	1,615
Accrued sales tax	615	2,019
Accrued interest payable	51	794
Accrued restructuring	387	565
Other	5,413	2,180
Total	$25,229	$15,966

10. Debt

The Company's long-term debt consisted of the following (in thousands):

December 31,
2020
Principal amount of long-term debt	$111,671
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	111,671
Less: Debt issuance costs, net of accretion	(1,471)
Long-term debt, net of debt issuance costs and current portion	$110,200

As of December 31, 2021, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026 and proceeds of the borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the consolidated balance sheets and are being amortized into interest expense over the life of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's consolidated statement of operations and comprehensive loss. As of December 31, 2021, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

Credit Facilities

On February 11, 2019, in connection with the InvoiceCloud Acquisition, the Company entered into a credit agreement (“Credit Agreement”) with Ares Capital Corporation as administrative agent and collateral agent, and certain other lenders, which provided for a $75.0 million aggregate principal amount senior secured term loan facility (“Initial Term Loan Facility”), a $35.0 million senior secured delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and a $7.5 million senior secured revolving credit facility (“2019 Revolving Credit Facility"). The Company collectively refers to the Initial Term Loan Facility, the Delayed Draw Term Loan Facility, and the 2019 Revolving Credit Facility as the Credit Facilities. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under the Credit Facilities. In connection with this repayment, the Company incurred a loss on debt extinguishment of $1.2 million, which is included within interest expense on the Company's consolidated statement of operations and comprehensive loss. The loss on debt extinguishment primarily consists of a write-off of unamortized debt issuance costs associated with the Credit Facilities.

In September 2019, a letter of credit was issued related to one of the Company’s leases in the amount of $2.1 million, which reduced the amount of borrowings available under the 2019 Revolving Credit Facility. As of September 27, 2021, the Credit Agreement, which included the 2019 Revolving Credit Facility, was terminated and the outstanding letter of credit was cash collateralized. In December 2021, the cash collateral was returned along with the cancellation of the prior letter of credit, and a new letter of credit for $2.1 million was issued under the 2021 Revolving Credit Facility.

11. Stockholders' Equity

Initial Public Offering

On September 27, 2021, the Company completed its IPO, in which the Company issued and sold 13,620,054 shares of common stock at a public offering price of $26.00 per share, including 620,054 shares issued upon the exercise of the underwriters' option to purchase additional shares. The Company raised net proceeds of $326.4 million after deducting the underwriting discounts of $22.1 million and offering expenses of $5.6 million.

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

Additionally, certain of the Company's executive officers and other employees, among others, currently hold CVR Unit Awards ("CVR Units"), under the CVR Bonus Award Plan (the "CVR Plan"). The CVR Plan was amended to reflect the Corporate Conversion and the CVR Units will otherwise remain subject to the same terms and conditions applicable to the CVR Units immediately prior to the Company’s IPO. Following the Common Stock Reclassifications, General Atlantic subscribed for 288,344 additional shares of common stock in the Company, with the value of each share based on the public offering price of the shares of common stock sold by the Company in the IPO. As consideration for the additional shares of common stock, General Atlantic entered into a promissory note with the Company which requires General Atlantic to make a capital contribution to the Company equal to the amount of any payments made by the Company to holders of CVR Units pursuant to the CVR Plan, which such payments would be triggered by the same exit events specified under the LLC Agreement.

Stock Split

On September 10, 2021, the Company effected a 1-for-3 forward stock split of its common shares. In connection with the forward stock split, each issued and outstanding common share, automatically became three common shares.

Preferred Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

Common Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, with authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001. As of December 31, 2021, there were 161,860,980 shares of common stock issued and outstanding.

12. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of December 31, 2021, there were 14,459,679 remaining shares available for the Company to grant under the 2021 Plan.

The Company’s Amended and Restated 2015 Stock Option Plan ("2015 Plan”) provided for the granting of ISOs and NSOs to the Company's employees, consultants, and nonemployee directors. In conjunction with the effectiveness of the 2021 Plan, the Company’s Board of Directors voted that no further awards would be granted under the 2015 Plan but any awards under the 2015 Plan that were outstanding as of the date of the IPO shall remain outstanding and continue to be subject to the terms and conditions of the 2015 Plan.

Stock-based awards granted to employees generally vest over a four-year period, and, in the case of stock options, expire ten years from the date of grant.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 2,219,728 shares of the Company’s common stock have been reserved for future issuance under the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's Board of Directors. As of December 31, 2021, the Company has not commenced any offering period under the 2021 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of options granted:

	Year Ended December 31,
	2021	2020
Fair value of common stock/shares	$7.67	$3.68
Risk-free interest rate	1.2%	0.6%
Expected volatility	27.3%	27.0%
Expected dividend yield	—	—
Expected term (in years)	9.3	8.1

Option Activity

The following table summarizes the Company’s option activity for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	9,333,218	$2.72	8.41	$16,882
Granted	3,005,910	8.58
Exercised	(832,791)	1.90
Forfeited	(1,684,158)	3.86
Outstanding as of December 31, 2021	9,822,179	$4.39	7.44	$193,789
Options exercisable as of December 31, 2021	4,405,641	$2.66	5.91	$94,555

As of December 31, 2021, the total compensation cost related to the unvested stock option awards not yet recognized was $14.4 million, which will be recognized over a weighted-average period of 2.6 years. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2021 and 2020, was $2.39 and $1.26, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $10.0 million and $9.6 million, respectively. For the years ended December 31, 2021 and 2020, $1.6 million and $5.0 million of cash was received as the result of the exercise of options granted under share-based payment arrangements, respectively.

Restricted Stock Units

The Company recognizes stock-based compensation expense over the vesting term of restricted stock units. The fair value is measured based on the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. The following table summarizes the Company's restricted stock unit activity for the year ended December 31, 2021:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	377,363	26.42
Vested	(1,602)	26.00
Forfeited	(38,856)	26.09
Outstanding as of December 31, 2021	336,905	$26.46

As of December 31, 2021, there was $8.4 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 3.7 years. The aggregate fair value of restricted stock units that vested during the year ended December 31, 2021 was not material. No restricted stock units vested during the year ended December 31, 2020.

Stock-based Compensation Expense

Stock-based compensation expense is reflected on the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$247	$14
General and administrative	8,070	519
Selling and marketing	813	81
Research and development	338	27
Total	$9,468	$641

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset in any of the periods presented.

Award Modification and Acceleration of Expense

In June 2021, the Company entered into an amended employment agreement with an employee. Under the terms of the amended agreement, the employee would continue to vest in his outstanding equity awards, despite changes to his day-to-day responsibilities over time. As a result of the employment change, certain awards were considered to be modified in accordance with ASC 718. This resulted in a $12.1 million increase in unamortized stock-based compensation expense, which will be recognized over the remaining weighted-average period of the modified awards of 2.6 years from the modification date.

Upon the Company's IPO in September 2021, as specified in the 2015 Plan, all awards with performance-based vesting conditions converted into awards with service-based vesting, with vesting measured from each awards' respective grant date. Upon the Company's IPO, the Company recognized $5.7 million of accelerated stock-based compensation expense related to awards with performance-based vesting conditions that converted into service-based vesting, of which $3.6 million related to the above-mentioned modified awards.

13. Income Taxes

The Company does not have any foreign operations and therefore has not provided for any foreign taxes.

The components of the benefit from income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current income taxes:
Federal	$270	$—
State	355	150
Total current income taxes	625	150
Deferred income taxes:
Federal	(500)	(2,334)
State	(747)	(442)
Total deferred income taxes	(1,247)	(2,776)
Total benefit from income taxes	$(622)	$(2,626)

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2021	2020
U.S. federal statutory rate	21.0%	21.0%
Permanent adjustments	(3.8)%	(0.4)%
State taxes, net of federal benefit	5.0%	6.2%
Stock/equity-based compensation expense	(11.6)%	6.2%
Valuation allowance	(4.2)%	—%
State rate change	—%	(4.8)%
Other adjustments	0.1%	—%
Effective income tax rate	6.5%	28.2%

The Company recorded a benefit from income taxes of $0.6 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company's tax benefit was primarily driven by the current year loss the Company generated.

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,801	$12,350
Accrued expenses	3,212	1,466
Stock/equity-based compensation expense	840	115
Deferred transaction costs	237	262
Interest expense carryforward	1,645	1,891
Restructuring liability	317	583
Other	(618)	116
Total deferred tax assets	15,434	16,783
Valuation allowance	(392)	—
Total deferred tax assets, net of valuation allowance	15,042	16,783
Deferred tax liabilities:
Amortization	(19,266)	(22,254)
Total deferred tax liabilities	(19,266)	(22,254)
Net deferred tax liabilities	$(4,224)	$(5,471)

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $36.9 million and $34.0 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2032. State net operating loss carryforwards will expire at various dates beginning in 2023. The Company had federal and state net operating losses that do not expire of $32.3 million and $4.4 million, respectively that are included in the cumulative balances.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Income Taxes (“ASC 740”), the Company has determined that it is more-likely-than-not that it will utilize the tax benefits related to the federal and state deferred tax assets that will be realized for financial reporting purposes, except for a portion of net operating losses ("NOLs") due to historic ownership changes in the Company as described below. The U.S. net deferred tax liability primarily relates to intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S.

Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has undertaken a formal study and concluded that ownership changes occurred in 2015 and 2019. The Company has calculated an annual limitation on the amount of NOLs that can be used due to these ownership changes and has determined some NOLs are subject to expiration as a result of being generated prior to the Tax Cuts and Jobs Act. These NOLs are subject to a 20-year period and are offset against the valuation allowance the Company has taken. The Company's study has concluded no ownership change occurred as of September 30, 2021 as a result of the IPO and does not believe additional ownership changes occurred as of December 31, 2021.

Unrecognized Tax Benefits

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2021, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as a component within income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for all tax years.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities within these jurisdictions. The Company is not currently under examination for income tax examination in any domestic or foreign jurisdiction. The Company is currently under sales and use tax audits in certain jurisdictions.

14. Commitments and Contingencies

Operating Leases

The Company is party to various non-cancellable operating leases that expire at varying dates through November 2030. As of December 31, 2021, the Company maintained a letter of credit for a security deposit of $2.1 million in conjunction with one of its leases.

The Company has a seven-year operating lease for office space in Los Angeles, California, entered into in 2018. In July 2020, the Company abandoned the office space. Refer to Note 15 – Restructuring for additional information regarding the restructuring charge and liability associated with exiting this office location.

The Company’s lease agreements may include lease incentives, payment escalations, and rent holidays, which are accrued or deferred as appropriate, such that rent expense for each lease is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2021 and 2020, the Company had total deferred rent of $4.5 million and $1.7 million, respectively. The short-term portion of the deferred rent is included within accrued expenses and other current liabilities and the long-term portion is included within other long-term liabilities on the accompanying consolidated balance sheets.

Rent expense for the years ended December 31, 2021 and 2020, was $4.2 million and $3.9 million, respectively. Rent expense was recorded within cost of revenue, general and administrative, selling and marketing and research and development expense lines on the Company’s consolidated statement of operations and comprehensive loss.

Future minimum payments under operating leases as of December 31, 2021 are as follows (in thousands):

2022	$5,674
2023	5,716
2024	5,743
2025	4,481
2026	4,071
Thereafter	14,766
Total	$40,451

Other Non-cancellable Commitments

As of December 31, 2021, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of December 31, 2021, future minimum payments under other non-cancellable agreements were $3.1 million, of which $1.9 million, $1.0 million and $0.2 million is expected to be paid by December 31, 2022, 2023, and 2024, respectively.

Contingent Value Payments

In connection with the InvoiceCloud Acquisition, the CVR Plan was established for the benefit of option holders as of February 11, 2019 in the event that holders of the Company’s Class A-1 common shares receive cash distributions in connection with certain exit events specified under the LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Units entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $7.4 million remains outstanding as of December 31, 2021. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that certain exit events specified under the LLC Agreement are not probable as of December 31, 2021.

In connection with the Company’s IPO, the CVR Plan was amended to reflect the Corporate Conversion (refer to Note 11 - Stockholders' Equity) and the CVR Units will remain subject to the same terms and conditions applicable immediately prior to the Company’s IPO. Following the Common Stock Reclassifications, General Atlantic subscribed and received 288,344 additional shares of common stock in the Company, with the value of each share based on the public offering price of the shares of common stock sold by the Company in the IPO. As consideration for the additional shares of common stock, General Atlantic entered into a promissory note with the Company, which requires General Atlantic to make a capital contribution to the Company equal to the amount of any future payments to be made by the Company to holders of CVR Units pursuant to the CVR Plan, which such payments would be triggered by the same exit events specified under the LLC Agreement. In the event the CVR Units are forfeited or the Performance Threshold is not met, General Atlantic will not be required to make any payments under the promissory note and will keep the shares issued.

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or December 31, 2020.

Legal Proceedings

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss if reasonably possible to estimate, in situations where the Company assesses the likelihood of loss as probable. While the outcome of these claims cannot be predicted with certainty, the Company believes that these pending or threatened legal proceeding or claims could not have a material impact on the Company’s consolidated financial statements.

15. Restructuring

In July 2020, the Company relocated certain of its operations and incurred an initial restructuring charge of $2.4 million related to abandoning office space in Los Angeles, California. During the year ended December 31, 2021, the Company recorded a $0.2 million reversal in restructuring expense related to a change in the present value of future sublease income, due to the execution of a sublease agreement in August 2021. This expense and reversal was recorded within restructuring (reversal) charges on the Company’s consolidated statement of operations and comprehensive loss. The following table summarizes the restructuring activity for the year ended December 31, 2021 and 2020 (in thousands):

Facility
Related Costs
Accrued restructuring as of December 31, 2019	$—
Charges	2,434
Cash payments	(349)
Other	167
Accrued restructuring as of December 31, 2020	$2,252
Reversals	(241)
Cash payments	(865)
Other	93
Accrued restructuring as of December 31, 2021	$1,239

As of December 31, 2021 the remaining restructuring liability was $1.2 million, of which $0.4 million was included within accrued expenses and other current liabilities and $0.8 million was included within other long-term liabilities on the Company’s consolidated balance sheets. The restructuring liability will be reduced by net contractual lease payments through the remaining term of the lease in May 2025.

16. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. The Company provides a matching contribution of 25% of the employees’ contributions up to a maximum amount per participant. The Company made contributions to the plan of $0.8 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively. Expense related to 401(k) contributions was recorded within cost of revenue, general and administrative, selling and marketing and research and development expense lines on the Company’s consolidated statement of operations and comprehensive loss.

17. Related Parties

In 2019, the Company assumed unsecured notes payable in the aggregate amount of $3.0 million (the “GC Notes”) and $2.9 million (“IVR Note”), respectively, with two individuals that are former shareholders, one of which is a former employee and the other is a current employee of Global Cloud, Ltd. (“GC”) and individuals that are former shareholders and former employees of IVR Technologies Group, LLC (“IVR”), respectively. The GC Notes and IVR Note bore interest at a rate of 7% and 8% per annum, respectively, and required interest-only payments with the outstanding principal amount and any accrued but unpaid interest due on the maturity date of March 12, 2021 and January 16, 2021, respectively. During the year ended December 31, 2021, the Company repaid in full the outstanding principal balance of the GC Notes and IVR Note, which totaled $5.9 million. These amounts are disclosed within cash flows from financing activities on the consolidated statements of cash flows.

On the Company's consolidated statements of operations and comprehensive loss, the Company recognized interest expense related to the GC Notes and IVR Note of less than $0.1 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. The Company made cash interest payments related to the GC Notes and IVR Note of $0.2 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.

18. Segment and Geographic Information

Segment Information

The Company has determined that its CEO is its CODM and the Company is organized into two reportable segments: Enterprise Solutions and SMB Solutions. The reportable segments were determined based on how the CODM reviews business performance and makes decisions about resources to be allocated.

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the year ended December 31, 2021, this segment generated 50% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generate a majority of its revenue in this segment from subscription revenue. For the year ended December 31, 2021, this segment generated 50% of total revenue.

The CODM evaluates segment operating performance using revenue and Adjusted EBITDA, as defined below, from reportable segments to make resource allocation decisions and to evaluate segment performance. Adjusted EBITDA assists management in comparing the Company’s performance on a consistent basis for purposes of business decision-making. The Company defines Adjusted EBITDA as net loss excluding interest expense, net; benefit for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, fair value adjustment of acquired deferred revenue, stock/equity-based compensation, and restructuring (reversal) charges. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items on the Company’s accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Revenue
Enterprise Solutions	$107,549	$83,944
SMB Solutions	108,731	62,613
Total revenue	216,280	146,557
Adjusted EBITDA
Enterprise Solutions	14,255	11,997
SMB Solutions	35,373	21,122
Total Adjusted EBITDA from reportable segments	49,628	33,119
Unallocated corporate expenses	(18,983)	(11,080)
Total Adjusted EBITDA	30,645	22,039
Reconciling items:
Interest expense, net	(8,213)	(9,903)
Amortization of intangible assets	(15,602)	(15,523)
Depreciation	(2,588)	(1,288)
Transaction-related expenses	(4,422)	(1,011)
Fair value adjustment of acquired deferred revenue	(180)	(543)
Stock/equity-based compensation	(9,468)	(641)
Restructuring reversal (charges)	241	(2,434)
Loss before income taxes	(9,587)	(9,304)
Benefit from income taxes	(622)	(2,626)
Net loss	$(8,965)	$(6,678)

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the years ended December 31, 2021 and 2020, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue. The Company does not disclose geographic information for long-lived assets as long-lived assets located outside the United States do not exceed 10% of total assets.