Form 10-Q
period 2022-03-31
EngageSmart, Inc.
filed 2022-05-05
CIK 1863105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes ☐ No ☒

As of April 30, 2022, the registrant had 162,614,038 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our rapid growth may not be sustainable or indicative of our future growth; our business could be harmed if we fail to manage our infrastructure to support future growth; our risk management efforts may not be effective to prevent fraudulent activities, which could expose us to material financial losses and liability; risks related to our ability to attract new customers or convert trial customers into paying customers; risks related to our ability to introduce new features or services successfully and to make enhancements to our solutions; risks related to our customers renewing their contracts for our solutions with us and expanding their use of our solutions; risks related to any decline in our customer renewals or failure to convince our customers to broaden their use of solutions and related services would harm our business, results of operations, and financial condition; We have incurred net losses on an annual basis since we were founded, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability; if we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and regulations, and changing business needs, requirements, or preferences, our products may become less competitive and our growth rate could decline; real or perceived errors, failures, or bugs in our solutions could adversely affect our business, results of operations, financial condition, and growth prospects; we may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business, financial condition, and operating results will be harmed; if we are unsuccessful in establishing, growing or maintaining strategic partnerships, our ability to compete could be impaired, and our operating results may suffer; as well as the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed on March 3, 2022 with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EngageSmart, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$256,190	$254,294
Accounts receivable, net of allowance for credit losses of $176 and $203 as of March 31, 2022 and December 31, 2021, respectively	9,854	10,266
Unbilled receivables	5,098	3,441
Prepaid expenses and other current assets	9,331	7,617
Total current assets	280,473	275,618
Operating lease right-of-use assets	30,257	—
Property and equipment, net	11,659	10,968
Goodwill	425,677	425,677
Acquired intangible assets, net	84,019	87,920
Other assets	4,163	3,811
Total assets	$836,248	$803,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$595	$2,090
Accrued expenses and other current liabilities	23,198	25,229
Contingent consideration liability	—	2,800
Deferred revenue	7,637	6,792
Operating lease liabilities	4,464	—
Total current liabilities	35,894	36,911
Long-term operating lease liabilities	30,979	—
Deferred income taxes	5,044	4,224
Deferred revenue, net of current portion	233	232
Other long-term liabilities	188	5,528
Total liabilities	72,338	46,895
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 162,434,392 and 161,860,980 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	162	162
Additional paid-in capital	791,795	787,043
Accumulated stockholders' deficit	(28,047)	(30,106)
Total stockholders’ equity	763,910	757,099
Total liabilities and stockholders’ equity	$836,248	$803,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$67,362	$47,424
Cost of revenue	16,039	12,220
Gross profit	51,323	35,204
Operating expenses:
General and administrative	13,287	7,655
Selling and marketing	22,664	15,045
Research and development	10,040	6,993
Contingent consideration expense	—	202
Amortization of intangible assets	2,362	2,362
Total operating expenses	48,353	32,257
Income from operations	2,970	2,947
Other income (expense), net:
Interest expense, including related party interest (Note 15)	(119)	(2,305)
Other income (expense), net	28	(42)
Total other income (expense), net	(91)	(2,347)
Income before income taxes	2,879	600
Provision for income taxes	820	115
Net income and comprehensive income	$2,059	$485
Net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted-average number of common shares outstanding:
Basic	162,143,171	147,698,362
Diluted	169,016,112	149,631,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Members’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A-1		Class A-2		Class A-3		Accumulated	Total
	Common Shares		Common Shares		Common Shares		Members’	Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balances as of December 31, 2020	97,209,436	$293,286	45,262,340	$136,559	5,010,888	$19,956	$(21,141)	$428,660
Exercise of equity-based options	—	—	—	—	306,762	552	—	552
Equity-based compensation expense	—	—	—	—	—	222	—	222
Net income	—	—	—	—	—	—	485	485
Balances as of March 31, 2021	97,209,436	$293,286	45,262,340	$136,559	5,317,650	$20,730	$(20,656)	$429,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Stockholders'	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2021	161,860,980	$162	$787,043	$(30,106)	$757,099
Issuance of common stock upon exercise of stock options	561,581	—	1,897	—	1,897
Vesting of restricted stock units	17,302	—	—	—	—
Shares withheld for employee taxes	(5,471)	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,987	—	2,987
Net income	—	—	—	2,059	2,059
Balances as of March 31, 2022	162,434,392	$162	$791,795	$(28,047)	$763,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,059	$485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,641	4,349
Stock/equity-based compensation expense	2,987	222
Contingent consideration expense	—	202
Non-cash operating lease expense	1,135	—
Deferred income taxes	820	115
Non-cash interest expense	58	1,059
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,714)	(1,277)
Accounts receivable, net	412	531
Unbilled receivables	(1,657)	(984)
Other assets	(410)	(104)
Accounts payable	(1,415)	(259)
Accrued expenses and other current liabilities	(3,385)	(15)
Deferred revenue	846	642
Operating lease liabilities	(1,662)	—
Other long-term liabilities	26	12
Net cash provided by operating activities	2,741	4,978
Cash flows from investing activities:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(1,509)	(1,313)
Net cash used in investing activities	(1,509)	(1,313)
Cash flows from financing activities:
Payment of debt issuance costs	(23)	—
Payments of related party notes	—	(5,900)
Payments of contingent consideration	(1,066)	—
Proceeds from exercise of stock/equity-based options	1,897	552
Payments of taxes related to net share settlement of equity awards	(132)	—
Payment of initial public offering costs	(12)	—
Net cash provided by (used in) financing activities	664	(5,348)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,896	(1,683)
Cash, cash equivalents and restricted cash at beginning of period	254,594	29,650
Cash, cash equivalents and restricted cash at end of period	$256,490	$27,967
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$256,190	$27,667
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$256,490	$27,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$57	$1,433
Cash paid for taxes	$1	$—
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$100	$30
Deferred initial public offering costs included in accrued expenses	$274	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Initial Public Offering

On September 27, 2021, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 13,620,054 shares of common stock at a public offering price of $26.00 per share, including 620,054 shares issued upon the exercise of the underwriters' option to purchase additional shares. The Company raised net proceeds of $326.4 million, after deducting the underwriting discount of $22.1 million and offering expenses of $5.6 million. Additionally, certain existing shareholders sold an aggregate of 3,112,446 shares in the IPO at the same price, resulting in net proceeds to the selling stockholders of $75.9 million. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under its Credit Facilities, as defined below under Note 9 - Debt.

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

Corporate Conversion

Immediately prior to effectiveness of the Company's IPO registration statement on Form S-1, EngageSmart, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed the Company's name to EngageSmart, Inc. ("Corporate Conversion"). Refer to Note 10 - Stockholders' Equity for further discussion.

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

Basis of Presentation

EngageSmart, Inc., formerly EngageSmart, LLC prior to the Corporate Conversion, was formed on December 7, 2018 as Hancock Parent, LLC. On December 11, 2018, EngageSmart, LLC entered a series of arrangements to indirectly acquire, through its wholly owned subsidiary Hancock Midco, LLC, 100% of the equity interest in Invoice Cloud, Inc. (the “InvoiceCloud Acquisition”). On February 11, 2019, Hancock Merger Sub, Inc., a transitory merger company of Hancock Midco, LLC, merged into InvoiceCloud, with InvoiceCloud continuing as the surviving corporation and a wholly owned subsidiary of Hancock Midco, LLC. For all the periods reported in these condensed consolidated financial statements, the Company has not and does not have any material revenue-generating operations on a standalone basis, and all the material revenue-generating operations of the Company are carried out by its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, included in the Company's 2021 Form 10-K. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

In response to the COVID-19 pandemic, the Company limited corporate travel and reduced certain professional services. In addition, the Company implemented remote working capabilities and measures that focused on the safety of its employees. The Company continues to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities. The Company does not currently foresee the need to take additional actions, however it continues to evaluate the ongoing impact of COVID-19 as facts and circumstances change. For the three months ended March 31, 2022, the COVID-19 pandemic has not had a material effect on the Company’s revenues and financial results, although the magnitude and duration of the ultimate effects as a result of the COVID-19 pandemic are not possible to predict at this time.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies within the notes to consolidated financial statements for the year ended December 31, 2021, included in the Company's 2021 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2022, except as noted below.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the three months ended March 31, 2022 and 2021, no customer accounted for 10% or more of revenue. As of March 31, 2022 and December 31, 2021, no customer accounted for 10% or more of accounts receivable.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by leases and to continue to recognize related expenses on their income statements over the lease term. It also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2022 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of transition practical expedients for existing contracts. Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $31.4 million and operating lease liabilities of $37.1 million, as of January 1, 2022. The difference between the operating lease right-of-use assets and operating lease liabilities relates to deferred rent balances, lease incentives, and liabilities recognized under Accounting Standards Codification ("ASC") 420, Exit or Disposal Cost Obligations, the net impact of which reduced the right-of-use assets. The adoption of the standard did not impact the Company's consolidated net earnings and had no impact on cash flows. Refer to Note 5 - Leases for additional information related to the Company’s lease obligations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Effective January 1, 2022, the Company adopted ASU 2016-13 on a modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact of the Company's condensed consolidated balance sheets, statements of operations and comprehensive income, or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. Effective January 1, 2022, the Company adopted ASU 2019-12 on a modified retrospective basis. The adoption of ASU 2019-12 did not have a material impact of the Company's condensed consolidated balance sheets, statements of operations and comprehensive income, or cash flows.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires the recognition and measurement of contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and, if adopted early, requires the retrospective method of transition applied to transactions occurring on or after the beginning of the fiscal year of adoption. The Company is currently evaluating the timing of adoption of ASU 2021-08. The Company does not believe the adoption of ASU 2021-08 will have a material impact on its consolidated financial statements.

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

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Three Months Ended March 31,
	2022	2021
Enterprise Solutions
Transaction and usage-based	$28,319	$21,611
Subscription	2,081	1,827
Other	460	641
Total Enterprise Solutions revenue	30,860	24,079
SMB Solutions
Transaction and usage-based	11,027	7,140
Subscription	25,052	16,010
Other	423	195
Total SMB Solutions revenue	36,502	23,345
Total revenue	$67,362	$47,424

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of March 31, 2022 or December 31, 2021.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $7.6 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively. Non-current deferred revenue was $0.2 million as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, the Company recognized revenue of $5.0 million from the deferred revenue balance as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized revenue of $3.6 million from the deferred revenue balance as of December 31, 2020.

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

4. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurs a net loss, the effect of the Company’s outstanding common stock equivalents is not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income	$2,059	$485
Denominator:
Weighted average common shares outstanding, basic	162,143,171	147,698,362
Effect of potential dilutive common shares	6,872,941	1,933,508
Weighted average common shares outstanding, diluted	169,016,112	149,631,870
Net income per share, basic	$0.01	$0.00
Net income per share, diluted	$0.01	$0.00

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common shares	580,711	6,456,900
Unvested restricted stock units	477,344	—
Total	1,058,055	6,456,900

5. Leases

On January 1, 2022, the Company adopted ASU 2016-02, Leases, using the modified retrospective transition method. The Company has elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not reassess: whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. The Company has also elected to combine lease and non-lease components when calculating minimum lease payments on new leases for all asset classes.

The Company has elected an accounting policy to forgo the recognition of lease assets or liabilities for short-term leases. Short-term leases are defined, in accordance with the standard, as those with terms of one year or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The Company determines if an arrangement is or contains a lease at contract inception. The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter at the modification date, if modified.

ROU assets represent the Company's right to control the underlying assets under lease, and the lease liability is the Company's obligation to make the lease payments related to the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum fixed lease payments to be made over the lease term. The Company uses the non-cancellable lease term unless it is reasonably certain that a renewal or termination option will be exercised. When available, the Company will use the rate implicit in the lease to discount lease payments to present value. As most leases do not provide an implicit rate, the Company will estimate the incremental borrowing rate to discount the lease payments. The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. The ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives.

Certain lease agreements contain variable lease payments which are not included in the measurement of the lease liability. Variable lease payments relate to taxes, insurance, utilities, and common area maintenance ("CAM"). These variable lease payments are recognized in the condensed consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred.

The Company has operating leases for office space to support business operations. The Company's office leases expire at varying dates from 2022 through 2030. The Company's leases do not contain any material residual value guarantees or restrictive covenants. Operating leases are recognized on the condensed consolidated balance sheets as operating lease right-of-use assets, operating lease liabilities and long-term operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term within the Company’s condensed consolidated statements of operations and comprehensive income.

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$1,181
Variable lease cost	91
Total	$1,272

The weighted average remaining lease term and discount rate were as follows:

Three Months Ended
March 31, 2022
Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	2.26%

Supplemental Cash Flow Information

The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below (in thousands):

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,404
Right of use assets obtained in exchange for new operating lease liabilities	$31,392

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of March 31, 2022 (in thousands):

Remainder of 2022	$3,801
2023	5,723
2024	5,750
2025	4,489
2026	4,079
Thereafter	14,810
Total lease payments	$38,652
Less: imputed interest	(3,209)
Lease liabilities	$35,443

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.4 million over the remainder of 2022 and $1.5 million thereafter.

ASC 840 Disclosures

Under the previous lease accounting standard, ASC 840, Leases, (“ASC 840”), as previously disclosed in the 2021 Form 10-K for the year ended December 31, 2021, the total future minimum payments under non-cancellable operating leases as of December 31, 2021 was as follows (in thousands):

2022	$5,674
2023	5,716
2024	5,743
2025	4,481
2026	4,071
Thereafter	14,766
Total	$40,451

Rent expense was $1.1 million for the three months ended March 31, 2021. As of December 31, 2021, the Company had total deferred rent of $4.5 million, which was included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

6. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$202,022	$—	$—	$202,022
Liabilities:
Contingent consideration liability	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$205,010	$—	$—	$205,010
Liabilities:
Contingent consideration liability	$—	$—	$2,800	$2,800

Money market funds held as of March 31, 2022 and December 31, 2021 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

The Company’s recurring fair value measurements using Level 3 inputs relate to the Company’s contingent consideration liability, as the significant inputs to the valuation are not observable in the market. The Company determines the fair value of the contingent consideration liability using a Monte Carlo simulation model, and the significant assumptions and estimates utilized in the model include forecasted net recurring revenue, net recurring revenue volatility, and discount rate. Changes in the fair value of the Company’s contingent consideration liability were as follows (in thousands):

Balance as of December 31, 2021	$2,800
Payment of contingent consideration	(2,800)
Change in fair value	—
Balance as of March 31, 2022	$—

7. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $425.7 million as of March 31, 2022 and December 31, 2021, related to goodwill from the Company’s acquisitions. Changes in the carrying amount of goodwill by reportable segment through March 31, 2022 are as follows (in thousands):

	Enterprise Solutions	SMB Solutions	Total
Balance as of December 31, 2021	$218,658	$207,019	$425,677
Goodwill acquired	—	—	—
Balance as of March 31, 2022	$218,658	$207,019	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		March 31, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(25,131)	$57,710
Developed technology	7.0	42,913	(18,849)	24,064
Tradenames	5.0	5,824	(3,579)	2,245
Total		$131,578	$(47,559)	$84,019

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(23,059)	$59,782
Developed technology	7.0	42,913	(17,311)	25,602
Tradenames	5.0	5,824	(3,288)	2,536
Total		$131,578	$(43,658)	$87,920

The Company recorded amortization expense of $3.9 million for both the three months ended March 31, 2022 and 2021. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets within the Company’s condensed consolidated statements of operations and comprehensive income. Future estimated amortization expense of the Company’s intangible assets as of March 31, 2022 is expected to be as follows (in thousands):

Remainder of 2022	$11,700
2023	15,601
2024	14,640
2025	14,383
2026	9,335
Thereafter	18,360
Total	$84,019

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$7,850	$12,437
Accrued consulting and professional fees	2,694	2,619
Accrued processing fees	2,152	1,626
Accrued channel partner fees	2,368	2,081
Accrued license fees	1,724	1,154
Accrued sales tax	674	615
Accrued restructuring	—	387
Other	5,736	4,310
Total	$23,198	$25,229

9. Debt

As of March 31, 2022 and December 31, 2021, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026 and proceeds of the borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the condensed consolidated balance sheets and are being amortized into interest expense over the life of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's condensed consolidated statements of operations and comprehensive income. As of March 31, 2022, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require the Company to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

Credit Facilities

On February 11, 2019, in connection with the InvoiceCloud Acquisition, the Company entered into a credit agreement (“Credit Agreement”) with Ares Capital Corporation as administrative agent and collateral agent, and certain other lenders, which provided for a $75.0 million aggregate principal amount senior secured term loan facility (“Initial Term Loan Facility”), a $35.0 million senior secured delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and a $7.5 million senior secured revolving credit facility (“2019 Revolving Credit Facility"). The Company collectively refers to the Initial Term Loan Facility, the Delayed Draw Term Loan Facility, and the 2019 Revolving Credit Facility as the Credit Facilities. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under the Credit Facilities. In connection with this repayment, the Company incurred a loss on debt extinguishment of $1.2 million. The loss on debt extinguishment primarily consists of a write-off of unamortized debt issuance costs associated with the Credit Facilities.

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

Preferred Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of March 31, 2022, no shares of preferred stock were issued or outstanding.

Common Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, with authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001. As of March 31, 2022, there were 162,434,392 shares of common stock issued and outstanding.

11. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of March 31, 2022, there were 13,861,534 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the fair market value on the last day of the offering period. The Company's first offering period commenced on February 1, 2022 and ends May 31, 2022. Following the completion of the first offering period, the 2021 ESPP will typically be administered through consecutive six-month offering periods. As of March 31, 2022, the Company has not issued any shares under the 2021 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense is reflected in the condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$108	$4
General and administrative	2,319	184
Selling and marketing	403	23
Research and development	157	11
Total	$2,987	$222

12. Income Taxes

The Company's effective income tax rates were 28.5% and 19.2% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was higher than the statutory rate of 21.0% primarily due to stock-based compensation adjustments and the impact of state taxes, partially offset by excess benefits from stock-based compensation. The effective tax rate for the three months ended March 31, 2021 was lower than the statutory rate of 21.0% due to the impact of state income taxes, as well as permanent adjustments and excess benefits from stock-based compensation.

13. Commitments and Contingencies

Non-Cancellable Commitments

As of March 31, 2022, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of March 31, 2022, future minimum payments under other non-cancellable agreements were $3.8 million, of which $1.9 million, $1.5 million and $0.4 million are expected to be paid by December 31, 2022, 2023 and 2024, respectively.

Contingent Value Payments

In connection with the InvoiceCloud Acquisition, the CVR Plan was established for the benefit of option holders as of February 11, 2019 in the event that holders of the Company’s Class A-1 common shares receive cash distributions in connection with certain exit events specified under the LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Units entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $7.3 million remains outstanding as of March 31, 2022. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that certain exit events specified under the LLC Agreement are not probable as of March 31, 2022.

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

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

Legal Proceedings

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss if reasonably possible to estimate, in situations where the Company assesses the likelihood of loss as probable. While the outcome of these claims cannot be predicted with certainty, the Company believes that these pending or threatened legal proceeding or claims could not have a material impact on the Company’s condensed consolidated financial statements.

14. Restructuring

In 2020, the Company relocated certain of its operations and abandoned office space in Los Angeles, California resulting in a restructuring charge of $2.4 million. In 2021, the Company revised sublease assumptions and executed a sublease agreement for this office space and recorded a reversal in restructuring expense of $0.2 million.

As of December 31, 2021, the remaining restructuring liability was $1.2 million, of which $0.4 million was included within accrued expenses and other current liabilities and $0.8 million was included within other long-term liabilities within the Company’s condensed consolidated balance sheets. Upon adoption of ASU 2016-12 on January 1, 2022, the outstanding restructuring liability was reclassified as a reduction to the Company's operating lease right-of use asset. As of March 31, 2022, the Company had no restructuring liability balance outstanding.

15. Related Parties

In 2019, the Company assumed unsecured notes payable in the aggregate amount of $3.0 million (the “GC Notes”) and $2.9 million (“IVR Note”), respectively, with two individuals that are former shareholders, one of which is a former employee and the other is a current employee of Global Cloud, Ltd. (“GC”) and individuals that are former shareholders and former employees of IVR Technologies Group, LLC (“IVR”), respectively. The GC Notes and IVR Note bore interest at a rate of 7% and 8% per annum, respectively, and required interest-only payments with the outstanding principal amount and any accrued but unpaid interest due on the maturity date of March 12, 2021 and January 16, 2021, respectively. During the three months ended March 31, 2021, the Company repaid in full the outstanding principal balance of the GC Notes and IVR Note, which totaled $5.9 million. These amounts are disclosed within cash flows from financing activities within the condensed consolidated statements of cash flows.

Within its condensed consolidated statements of operations and comprehensive income, the Company recognized interest expense related to the GC Notes and IVR Note of less than $0.1 million during the three months ended March 31, 2021. The Company made cash interest payments related to the GC Notes and IVR Note of $0.2 million during the three months ended March 31, 2021.

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

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the three months ended March 31, 2022, this segment generated 46% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the three months ended March 31, 2022, this segment generated 54% of total revenue.

The CODM evaluates segment operating performance using revenue and Adjusted EBITDA, as defined below, from reportable segments to make resource allocation decisions and to evaluate segment performance. Adjusted EBITDA assists management in comparing the Company’s performance on a consistent basis for purposes of business decision-making. The Company defines Adjusted EBITDA as net income excluding interest expense, net; provision for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, fair value adjustment of acquired deferred revenue, and stock/equity-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Enterprise Solutions	$30,860	$24,079
SMB Solutions	36,502	23,345
Total revenue	67,362	47,424
Adjusted EBITDA
Enterprise Solutions	4,476	3,288
SMB Solutions	13,018	8,127
Total Adjusted EBITDA from reportable segments	17,494	11,415
Unallocated corporate expenses	(6,937)	(3,496)
Total Adjusted EBITDA	10,557	7,919
Reconciling items:
Interest expense, net	(88)	(2,305)
Amortization of intangible assets	(3,901)	(3,900)
Depreciation	(740)	(449)
Transaction-related expenses	38	(384)
Fair value adjustment of acquired deferred revenue	—	(59)
Stock/equity-based compensation	(2,987)	(222)
Income before income taxes	2,879	600
Provision for income taxes	820	115
Net income	$2,059	$485

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the three months ended March 31, 2022 and 2021, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue.

The Company does not disclose geographic information for long-lived assets as long-lived assets located outside the United States do not exceed 10% of total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and related notes included in our 2021 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure in Part I, Item 1A. "Risk Factors" in our 2021 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of March 31, 2022, we serve more than 84,000 customers in the SMB Solutions segment and more than 3,100 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we integrate directly with our customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the three months ended March 31, 2022, this segment generated 46% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the three months ended March 31, 2022, this segment generated 54% of total revenue.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic that began in early 2020 continues to affect global economic activity and create macroeconomic uncertainty, and has impacted our customers and partners, which may ultimately affect our business operations and results. As described in our 2021 Form 10-K, during the second half of 2021, the impact of the COVID-19 pandemic on our solutions began to decrease and our operating results began to normalize. For the three months ended March 31, 2022, the COVID-19 pandemic did not have a material adverse effect on our results of operations.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the evolving nature of COVID-19, we will continue to closely monitor the pandemic’s impact on both the verticals we serve and our business specifically. We will continue to prioritize the safety of our employees, customers, their clients and communities in which we operate. Refer to Part I, Item 1A, “Risk Factors – Risks related to our business and industry – The COVID-19 pandemic could have a material adverse impact on our employees, customers, partners, clients and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition" in our 2021 Form 10-K.

Key Business Metrics and Non-GAAP Financial Measures

We review the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Accordingly, we believe our key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. Our key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with accounting principles generally accepted in the United States ("GAAP") and may be calculated differently than similarly titled metrics or measures presented by other companies.

Number of Customers

We serve a wide variety of customers across our verticals. The majority of our customers are based in the United States. For the purposes of measuring our key business metrics, we define customers as individuals or entities with whom we directly contract to use our solutions. The number of customers in the table below represents the total number of customers for each of our segments for the periods presented.

	March 31, 2022	March 31, 2021
Customers in the SMB Solutions segment	84,600	63,600
Customers in the Enterprise Solutions segment	3,200	3,000
Total	87,800	66,600

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Transactions Processed	34.3	24.9

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income excluding interest expense, net, provision for income taxes, depreciation, and amortization of intangible assets, as further adjusted for transaction-related expenses, the fair value adjustment of acquired deferred revenue, and stock/equity-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue plus the fair value adjustment of acquired deferred revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Net income	$2,059	$485
Net income margin	3.1%	1.0%
Adjusted EBITDA	$10,557	$7,919
Adjusted EBITDA Margin	15.7%	16.7%

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as gross profit as adjusted for the fair value adjustment of acquired deferred revenue, amortization of intangible assets, stock/equity-based compensation, and transaction-related expenses. We define Adjusted Gross Margin as Adjusted Gross Profit divided by revenue plus the fair value adjustment of acquired deferred revenue. We believe that Adjusted Gross Profit and Adjusted Gross Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$51,323	$35,204
Gross profit margin	76.2%	74.2%
Adjusted Gross Profit	$52,970	$36,832
Adjusted Gross Margin	78.6%	77.6%

Management uses Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Gross Profit, and Adjusted Gross Margin:

•
as measures of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
•
for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•
to evaluate the performance and effectiveness of our operational strategies; and
•
to evaluate our capacity to expand our business.

By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA, Adjusted EBITDA

Margin, Adjusted Gross Profit, and Adjusted Gross Margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income, gross profit, or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Net income	$2,059	$485
Net income margin	3.1%	1.0%
Adjustments:
Provision for income taxes	820	115
Interest expense, net	88	2,305
Amortization of intangible assets	3,901	3,900
Depreciation	740	449
Fair value adjustment of acquired deferred revenue	—	59
Stock/equity-based compensation	2,987	222
Transaction-related expense	(38)	384
Adjusted EBITDA	$10,557	$7,919
Adjusted EBITDA Margin	15.7%	16.7%

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$51,323	$35,204
Gross margin	76.2%	74.2%
Adjustments:
Fair value adjustment of acquired deferred revenue	—	59
Amortization of intangible assets	1,539	1,538
Stock/equity-based compensation	108	4
Transaction-related expense	—	27
Adjusted Gross Profit	$52,970	$36,832
Adjusted Gross Margin	78.6%	77.6%

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

Amortization of Intangible Assets

Amortization of intangible assets, within operating expenses, consists primarily of amortization of customer relationship and tradename assets acquired as part of business combinations. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Other Expense

Interest Expense

Interest expense consists of interest expense on our long-term and related party debt, costs incurred to extinguish debt, amortization of debt issuance costs and fees associated with unused revolving credit facility commitments.

Results of Operations

The following table sets forth, for the periods presented, each line item from our condensed consolidated statements of operations on a percentage of revenue basis. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022	2021
	%	%
	(% of total revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.8%	25.8%
Gross profit	76.2%	74.2%
Operating expenses:
General and administrative	19.7%	16.1%
Selling and marketing	33.6%	31.7%
Research and development	14.9%	14.7%
Contingent consideration expense	—%	0.4%
Amortization of intangible assets	3.5%	5.0%
Total operating expenses	71.8%	68.0%
Income from operations	4.4%	6.2%
Other income (expense), net:
Interest expense, including related party interest	(0.2)%	(4.9)%
Other income (expense), net	0.0%	(0.1)%
Total other income (expense), net	(0.1)%	(4.9)%
Income before income taxes	4.3%	1.3%
Provision for income taxes	1.2%	0.2%
Net income and comprehensive income	3.1%	1.0%

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$67,362	$47,424	$19,938	42.0%
Cost of revenue	16,039	12,220	3,819	31.3%
Gross profit	51,323	35,204	16,119	45.8%
Operating expenses:
General and administrative	13,287	7,655	5,632	73.6%
Selling and marketing	22,664	15,045	7,619	50.6%
Research and development	10,040	6,993	3,047	43.6%
Contingent consideration expense	—	202	(202)	(100.0)%
Amortization of intangible assets	2,362	2,362	—	—%
Total operating expenses	48,353	32,257	16,096	49.9%
Income from operations	2,970	2,947	23	0.8%
Other income (expense), net:
Interest expense, including related party interest	(119)	(2,305)	2,186	(94.8)%
Other income (expense), net	28	(42)	70	(166.7)%
Total other income (expense), net	(91)	(2,347)	2,256	(96.1)%
Income before income taxes	2,879	600	2,279	379.8%
Provision for income taxes	820	115	705	613.0%
Net income and comprehensive income	$2,059	$485	$1,574	324.5%

Revenue

Revenue increased $19.9 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $10.6 million in transaction and usage-based revenue, driven by an increase in the number of Transactions Processed, and an increase of $9.3 million in subscription revenue, driven by an increase in the number of customers utilizing our solutions as well as expansion with existing customers.

Cost of revenue

Cost of revenue increased $3.8 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily related to an increase of $1.9 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $1.5 million increase in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions.

General and administrative expenses

General and administrative expenses increased $5.6 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $4.0 million in personnel-related costs, driven by an increase of $2.1 million in stock-based compensation expense as well as increased headcount to support overall growth and public company operations. In addition, professional and consulting-related expenses, including legal, audit and insurance, increased $1.8 million related to increased costs required to support operating as a public company.

Selling and marketing expenses

Selling and marketing expenses increased $7.6 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $2.5 million in personnel-related costs associated with headcount growth, an increase of $2.2 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $1.5 million in fees paid to third-party channel partners.

Research and development expenses

Research and development expenses increased $3.0 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $2.7 million in personnel-related costs associated with headcount growth needed to enhance the functionality and ease of use of our solutions.

Contingent consideration expense

There was no contingent consideration expense recorded for the three month period ended March 31, 2022, as the contingent consideration liability was fully settled during the period. Contingent consideration expense was $0.2 million for the three months ended March 31, 2021, and relates to the change in fair value of the contingent consideration liability.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Interest expense

Interest expense decreased $2.2 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to interest expense recognized during the three months ended March 31, 2021 related to our prior credit facility which was extinguished on September 27, 2021.

Provision for income taxes

The provision for income taxes was $0.8 million during the three months ended March 31, 2022, as compared to $0.1 million for the three months ended March 31, 2021, an increase of $0.7 million. Our effective income tax rate was 28.5% for the three months ended March 31, 2022, compared to 19.2% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was higher than the statutory rate of 21.0% primarily due to stock-based compensation adjustments and the impact of state taxes, partially offset by excess benefits from stock-based compensation. The effective tax rate for the three months ended March 31, 2021 was lower than the statutory rate of 21.0% due to the impact of state income taxes, as well as permanent adjustments and excess benefits from stock-based compensation.

Segment Information

Our reportable segments have been determined in accordance with Accounting Standards Codification ("ASC"), ASC 280, Segment Reporting. Currently, we have two reportable segments: Enterprise Solutions and SMB Solutions. The CODM, which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance. We define Adjusted EBITDA as net income excluding interest expense, net; provision for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, the fair value adjustment of acquired deferred revenue, and stock/equity-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$30,860	$24,079
SMB Solutions	36,502	23,345
Total revenue	67,362	47,424
Adjusted EBITDA
Enterprise Solutions	4,476	3,288
SMB Solutions	13,018	8,127
Total Adjusted EBITDA from reportable segments	17,494	11,415
Unallocated corporate expenses	(6,937)	(3,496)
Total Adjusted EBITDA	10,557	7,919
Reconciling items:
Interest expense, net	(88)	(2,305)
Amortization of intangible assets	(3,901)	(3,900)
Depreciation	(740)	(449)
Transaction-related expenses	38	(384)
Fair value adjustment of acquired deferred revenue	—	(59)
Stock/equity-based compensation	(2,987)	(222)
Income before income taxes	2,879	600
Provision for income taxes	820	115
Net income	$2,059	$485
Net income margin	3.1%	1.0%
Adjusted EBITDA Margin - Enterprise Solutions	14.5%	13.7%
Adjusted EBITDA Margin - SMB Solutions	35.7%	34.7%

Revenue

Revenue for the Enterprise Solutions segment increased $6.8 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $6.7 million in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $13.2 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $9.0 million in subscription revenue driven by an increase in the number of customers utilizing our solutions as well as expansion with existing customers and a $3.9 million increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 14.5% for the three month period ended March 31, 2022, as compared to 13.7% in the corresponding period in 2021. The increase in Adjusted EBITDA margin was primarily driven by efficiencies in supporting, hosting and implementing our solutions, partially offset by investments in sales and marketing infrastructure to support new customer acquisition and deliver increased adoption with existing customers.

Adjusted EBITDA margin for the SMB Solutions segment increased to 35.7% for the three month period ended March 31, 2022, as compared to 34.7% in the corresponding period in 2021. The increase in Adjusted EBITDA margin was primarily driven by efficiencies in certain back-office functions as well as a reduction in non-income based taxes, partially offset by an increase in marketing spend to drive higher trial volumes.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $256.2 million and $254.3 million, respectively, which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021

Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

On September 27, 2021, we completed our initial public offering ("IPO"), in which we issued and sold 13,620,054 shares of common stock at a price of $26.00 per share. We raised net proceeds of $326.4 million from the IPO after deducting the underwriting discounts of $22.1 million and offering expenses of $5.6 million. On September 27, 2021, we used a portion of the net proceeds from our IPO to repay in full the outstanding borrowings of $114.2 million under our prior credit facility.

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026 and proceeds of any borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. As of March 31, 2022, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of March 31, 2022, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$2,741	$4,978
Net cash used in investing activities	(1,509)	(1,313)
Net cash provided by (used in) financing activities	664	(5,348)

Cash Flows from Operating Activities

Our primary source of operating cash is revenue generated from subscription and transaction and usage-based fees associated with our SaaS solutions. Our primary uses of operating cash are personnel-related costs and payments to our vendors. Our cash flows from operating activities are impacted by the amount of our net income, revenue and customer growth, volume of transactions, changes in working capital accounts, the timing of payments to vendors and add-backs of non-cash expense items such as depreciation and amortization, stock/equity-based compensation expense, deferred income taxes, non-cash operating lease expense and non-cash interest expense.

Net cash provided by operating activities decreased $2.2 million for three month period ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to a decrease of $7.5 million in cash generated from the change in operating asset and liability accounts, offset by $5.3 million increase in net income adjusted for non-cash expense items.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related capital expenditures.

Net cash used in investing activities increased $0.2 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021, driven by a $0.2 million increase in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of proceeds from the exercise of stock/equity-based options, repayments on related party debt, contingent consideration payments, payments of taxes related to net share settlement of equity awards, and payments of offering costs.

Net cash provided by financing activities increased $6.0 million for the three month period ended March 31, 2022, as compared to the corresponding period in 2021.

During the three months ended March 31, 2022, cash provided by financing activities was $0.7 million, which was primarily driven by $1.9 million of proceeds from issuance of stock options, offset by contingent consideration payments of $1.1 million and tax payments related to net share settlement of equity awards of $0.1 million.

During the three months ended March 31, 2021, cash used in financing activities was $5.3 million, which was primarily driven by $5.9 million used to repay related party notes, offset by $0.6 million of proceeds from issuance of equity-based options.

Contractual Obligations and Commitments

As of March 31, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our 2021 Form 10-K.

For additional discussion on our operating leases and other non-cancellable commitments, refer to Note 5 - Leases and Note 13 - Commitment and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Form 10-K, except as noted in Note 2 - Summary of Significant Accounting Policies and Note 5 - Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposure as described under the heading "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2021 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, as previously reported in our 2021 Form 10-K, we identified deficiencies related to a lack of certain defined processes and controls over information technology, in the areas of access management, segregation of duties, change management, data governance and program development, and a lack of certain defined processes and controls over the financial statement close process. These deficiencies, when aggregated, are a material weakness and could result in a material misstatement to our financial statements that may not be able to be prevented or detected.

Remediation Measures

We are compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weakness. The finalization of our remediation measures is ongoing and includes the following:

•
the hiring of additional accounting and finance and information technology resources with public company experience;
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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously identified in Part I, Item 1A. “Risk Factors", in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Not Applicable.

(b) Use of Proceeds

On September 27, 2021 we completed our IPO, in which we issued and sold 13,620,054 shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259101), as amended, declared effective by the SEC on September 22, 2021. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated September 22, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on September 24, 2021 (the “Prospectus”).

(c) Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Plan of Conversion.	10-Q	001-40835	2.1	11/10/2021
2.2	Plan of Reorganization.	10-Q	001-40835	2.2	11/10/2021
2.3	Certificate of Conversion of EngageSmart, Inc.	10-Q	001-40835	2.3	11/10/2021
3.1	Amended and Restated Certificate of Incorporation of EngageSmart, Inc.	10-Q	001-40835	3.1	11/10/2021
3.2	Bylaws of EngageSmart, Inc.	10-Q	001-40835	3.2	11/10/2021
4.1	Specimen Common Stock Certificate Evidencing the Shares of Common Stock.	S-1/A	333-259101	4.3	9/13/2021
10.1	Employment Agreement dated March 1, 2022, by and between EngageSmart, Inc. and Scott Semel.					*
10.2	Employment Agreement dated February 1, 2022, by and between EngageSmart, Inc. and Kevin O'Brien.	10-K	001-40835	10.20	3/3/2022
10.3	General Release dated February 15, 2022, by and between EngageSmart, Inc. and Charles Kallenbach.	10-K	001-40835	10.22	3/3/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EngageSmart, Inc.

Date: May 5, 2022	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer