Form 10-Q
period 2022-06-30
EngageSmart, Inc.
filed 2022-08-04
CIK 1863105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes ☐ No ☒

As of July 31, 2022, the registrant had 163,836,017 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: risks related to our ability to sustain our rapid growth; our ability to manage our infrastructure to support future growth; risks related to the effectiveness of our risk management efforts to prevent fraudulent activities; risks related to our ability to attract new customers or convert trial customers into paying customers; risks related to our ability to introduce new features or services successfully and to make enhancements to our solutions; risks related to our customers renewing their contracts for our solutions with us and expanding their use of our solutions; risks related to any decline in our customer renewals or failure to convince our customers to broaden their use of solutions and related services; risks related to the net losses we have incurred on an annual basis, and anticipated increases in our operating expenses; our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards and regulations, and changing business needs, requirements, or preferences; risks related to real or perceived errors, failures, or bugs in our solutions; our ability to face intense competition and to maintain or expand market share within our industry; our ability to establish, grow and maintain strategic partnerships; as well as the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed on March 3, 2022 with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EngageSmart, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$274,209	$254,294
Accounts receivable, net of allowance for credit losses of $289 and $203 as of June 30, 2022 and December 31, 2021, respectively	10,797	10,266
Unbilled receivables	4,557	3,441
Prepaid expenses and other current assets	9,209	7,617
Total current assets	298,772	275,618
Operating lease right-of-use assets	29,113	—
Property and equipment, net	12,508	10,968
Goodwill	425,677	425,677
Acquired intangible assets, net	80,119	87,920
Other assets	4,581	3,811
Total assets	$850,770	$803,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,070	$2,090
Accrued expenses and other current liabilities	27,006	25,229
Contingent consideration liability	—	2,800
Deferred revenue	7,543	6,792
Operating lease liabilities	4,504	—
Total current liabilities	40,123	36,911
Long-term operating lease liabilities	29,728	—
Deferred income taxes	2,381	4,224
Deferred revenue, net of current portion	213	232
Other long-term liabilities	189	5,528
Total liabilities	72,634	46,895
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 163,634,818 and 161,860,980 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	164	162
Additional paid-in capital	799,140	787,043
Accumulated stockholders' deficit	(21,168)	(30,106)
Total stockholders’ equity	778,136	757,099
Total liabilities and stockholders’ equity	$850,770	$803,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,862	$51,747	$141,224	$99,171
Cost of revenue	17,803	13,278	33,842	25,498
Gross profit	56,059	38,469	107,382	73,673
Operating expenses:
General and administrative	14,997	9,048	28,284	16,703
Selling and marketing	23,692	17,083	46,356	32,128
Research and development	10,993	7,822	21,033	14,815
Contingent consideration expense	—	11	—	213
Restructuring charges	—	89	—	89
Amortization of intangible assets	2,362	2,362	4,724	4,724
Total operating expenses	52,044	36,415	100,397	68,672
Income from operations	4,015	2,054	6,985	5,001
Other income (expense), net:
Interest expense, including related party interest (Note 15)	(121)	(2,295)	(240)	(4,600)
Other income (expense), net	322	(37)	350	(79)
Total other income (expense), net	201	(2,332)	110	(4,679)
Income (loss) before income taxes	4,216	(278)	7,095	322
(Benefit from) provision for income taxes	(2,663)	(67)	(1,843)	48
Net income (loss) and comprehensive income (loss)	$6,879	$(211)	$8,938	$274
Net income (loss) per share:
Basic	$0.04	$(0.00)	$0.05	$0.00
Diluted	$0.04	$(0.00)	$0.05	$0.00
Weighted-average number of common shares outstanding:
Basic	162,991,881	147,857,518	162,569,871	147,778,379
Diluted	168,950,869	147,857,518	168,983,310	150,323,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Members’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A-1		Class A-2		Class A-3		Accumulated	Total
	Common Shares		Common Shares		Common Shares		Members’	Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balances as of December 31, 2020	97,209,436	$293,286	45,262,340	$136,559	5,010,888	$19,956	$(21,141)	$428,660
Exercise of equity-based options	—	—	—	—	306,762	552	—	552
Equity-based compensation expense	—	—	—	—	—	222	—	222
Net income	—	—	—	—	—	—	485	485
Balances as of March 31, 2021	97,209,436	$293,286	45,262,340	$136,559	5,317,650	$20,730	$(20,656)	$429,919
Exercise of equity-based options	—	—	—	—	167,104	296	—	296
Equity-based compensation expense	—	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	—	(211)	(211)
Balances as of June 30, 2021	97,209,436	$293,286	45,262,340	$136,559	5,484,754	$21,364	$(20,867)	$430,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Stockholders'	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2021	161,860,980	$162	$787,043	$(30,106)	$757,099
Issuance of common stock upon exercise of stock options	561,581	—	1,897	—	1,897
Vesting of restricted stock units	17,302	—	—	—	—
Shares withheld for employee taxes	(5,471)	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,987	—	2,987
Net income	—	—	—	2,059	2,059
Balances as of March 31, 2022	162,434,392	$162	$791,795	$(28,047)	$763,910
Issuance of common stock upon exercise of stock options	1,162,554	2	3,689	—	3,691
Issuance of common stock in connection with employee stock purchase plan	25,930	—	463	—	463
Vesting of restricted stock units	18,018	—	—	—	—
Shares withheld for employee taxes	(6,076)	—	(134)	—	(134)
Stock-based compensation expense	—	—	3,327	—	3,327
Net income	—	—	—	6,879	6,879
Balances as of June 30, 2022	163,634,818	$164	$799,140	$(21,168)	$778,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,938	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,273	8,786
Stock/equity-based compensation expense	6,314	560
Contingent consideration expense	—	213
Non-cash operating lease expense	2,279	—
Deferred income taxes	(1,843)	48
Loss on disposal of property and equipment	—	40
Non-cash interest expense	116	2,066
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,592)	(1,499)
Accounts receivable, net	(531)	79
Unbilled receivables	(1,116)	(1,176)
Other assets	(886)	(340)
Accounts payable	(989)	92
Accrued expenses and other current liabilities	589	2,602
Deferred revenue	732	623
Operating lease liabilities	(2,873)	—
Other long-term liabilities	27	(324)
Net cash provided by operating activities	18,438	12,044
Cash flows from investing activities:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(2,933)	(2,189)
Net cash used in investing activities	(2,933)	(2,189)
Cash flows from financing activities:
Payment of debt issuance costs	(23)	—
Payments of related party notes	—	(5,900)
Payments of contingent consideration	(1,066)	(1,868)
Proceeds from exercise of stock/equity-based options	5,588	848
Payments of taxes related to net share settlement of equity awards	(266)	—
Proceeds from issuance of common stock under employee stock purchase plan	463	—
Payment of initial public offering costs	(286)	(524)
Net cash provided by (used in) financing activities	4,410	(7,444)
Net increase in cash, cash equivalents and restricted cash	19,915	2,411
Cash, cash equivalents and restricted cash at beginning of period	254,594	29,650
Cash, cash equivalents and restricted cash at end of period	$274,509	$32,061
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$274,209	$31,761
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$274,509	$32,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$119	$2,632
Cash paid for taxes	$1,585	$35
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$258	$29
Deferred initial public offering costs included in accrued expenses	$—	$1,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

EngageSmart, Inc. and its subsidiaries (together referred to herein as the “Company” or “EngageSmart”) is a leading provider of vertically tailored customer engagement software and integrated payments solutions. EngageSmart offers single instance, multi-tenant, true Software-as-a-Service (“SaaS”) vertical solutions, including SimplePractice, InvoiceCloud, HealthPay24 and DonorDrive, that are designed to simplify the Company's customers' engagement with its clients by driving digital adoption and self-service. The Company serves customers across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. EngageSmart's solutions are purpose-built for each of the Company's verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. EngageSmart is headquartered in Braintree, Massachusetts with additional locations throughout the United States.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies within the notes to consolidated financial statements for the year ended December 31, 2021, included in the Company's 2021 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2022, except as noted below.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the six months ended June 30, 2022 and 2021, no customer accounted for 10% or more of revenue. As of June 30, 2022 and December 31, 2021, no customer accounted for 10% or more of accounts receivable.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Effective January 1, 2022, the Company adopted ASU 2016-13 on a modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact of the Company's condensed consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. Effective January 1, 2022, the Company adopted ASU 2019-12 on a modified retrospective basis. The adoption of ASU 2019-12 did not have a material impact of the Company's condensed consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

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

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Enterprise Solutions
Transaction and usage-based	$29,989	$22,929	$58,308	$44,540
Subscription	2,156	1,890	4,237	3,717
Other	872	816	1,332	1,457
Total Enterprise Solutions revenue	33,017	25,635	63,877	49,714
SMB Solutions
Transaction and usage-based	11,237	8,164	22,264	15,304
Subscription	29,225	17,646	54,277	33,656
Other	383	302	806	497
Total SMB Solutions revenue	40,845	26,112	77,347	49,457
Total revenue	$73,862	$51,747	$141,224	$99,171

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of June 30, 2022 or December 31, 2021.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $7.5 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively. Non-current deferred revenue was $0.2 million as of June 30, 2022 and December 31, 2021. During the six months ended June 30, 2022, the Company recognized revenue of $6.0 million from the deferred revenue balance as of December 31, 2021. During the six months ended June 30, 2021, the Company recognized revenue of $4.3 million from the deferred revenue balance as of December 31, 2020.

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

4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurs a net loss, the dilutive effect of the Company’s outstanding common stock equivalents is not included in the calculation as the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$6,879	$(211)	$8,938	$274
Denominator:
Weighted average common shares outstanding, basic	162,991,881	147,857,518	162,569,871	147,778,379
Effect of potential dilutive common shares	5,958,987	—	6,413,439	2,545,615
Weighted average common shares outstanding, diluted	168,950,869	147,857,518	168,983,310	150,323,994
Net income (loss) per share, basic	$0.04	$(0.00)	$0.05	$0.00
Net income (loss) per share, diluted	$0.04	$(0.00)	$0.05	$0.00

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common shares	457,964	5,050,575	518,998	5,749,853
Unvested restricted stock units	716,015	—	597,339	—
Total	1,173,979	5,050,575	1,116,337	5,749,853

5. Leases

On January 1, 2022, the Company adopted ASU 2016-02, using the modified retrospective transition method. The Company has elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not reassess: whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. The Company has also elected to combine lease and non-lease components when calculating minimum lease payments on new leases for all asset classes.

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

Certain lease agreements contain variable lease payments which are not included in the measurement of the lease liability. Variable lease payments relate to taxes, insurance, utilities, and common area maintenance ("CAM"). These variable lease payments are recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the period in which the obligation for those payments is incurred.

The Company has operating leases for office space to support business operations. The Company's office leases expire at varying dates from 2022 through 2030. The Company's leases do not contain any material residual value guarantees or restrictive covenants. Operating leases are recognized on the condensed consolidated balance sheets as operating lease right-of-use assets, operating lease liabilities and long-term operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term within the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$1,184	$2,365
Variable lease cost	54	145
Total	$1,238	$2,510

The weighted average remaining lease term (in years) and discount rate were as follows:

As of June 30,
2022
Weighted-average remaining lease term	7.2
Weighted-average discount rate	2.26%

Supplemental Cash Flow Information

The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below (in thousands):

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,813
Right of use assets obtained in exchange for new operating lease liabilities	$31,392

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of June 30, 2022 (in thousands):

Remainder of 2022	$2,392
2023	5,723
2024	5,750
2025	4,489
2026	4,079
Thereafter	14,810
Total lease payments	$37,243
Less: imputed interest	(3,011)
Lease liabilities	$34,232

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.3 million over the remainder of 2022 and $1.5 million thereafter.

ASC 840 Disclosures

Under the previous lease accounting standard, ASC 840, Leases, (“ASC 840”), as previously disclosed in the 2021 Form 10-K for the year ended December 31, 2021, the total future minimum payments under non-cancellable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$5,674
2023	5,716
2024	5,743
2025	4,481
2026	4,071
Thereafter	14,766
Total	$40,451

Rent expense was $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively. As of December 31, 2021, the Company had total deferred rent of $4.5 million, which was included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

6. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$223,199	$—	$—	$223,199
Liabilities:
Contingent consideration liability	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$205,010	$—	$—	$205,010
Liabilities:
Contingent consideration liability	$—	$—	$2,800	$2,800

Money market funds held as of June 30, 2022 and December 31, 2021 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

The Company’s recurring fair value measurements using Level 3 inputs relate to the Company’s contingent consideration liability, as the significant inputs to the valuation are not observable in the market. The Company determined the fair value of the contingent consideration liability using a Monte Carlo simulation model, and the significant assumptions and estimates utilized in the model include forecasted net recurring revenue, net recurring revenue volatility, and discount rate. Changes in the fair value of the Company’s contingent consideration liability were as follows (in thousands):

Balance as of December 31, 2021	$2,800
Payment of contingent consideration	(2,800)
Change in fair value	—
Balance as of June 30, 2022	$—

7. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $425.7 million as of June 30, 2022 and December 31, 2021, related to goodwill from the Company’s acquisitions. Changes in the carrying amount of goodwill by reportable segment through June 30, 2022 are as follows (in thousands):

	Enterprise Solutions	SMB Solutions	Total
Balance as of December 31, 2021	$218,658	$207,019	$425,677
Goodwill acquired	—	—	—
Balance as of June 30, 2022	$218,658	$207,019	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		June 30, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(27,202)	$55,639
Developed technology	7.0	42,913	(20,387)	22,526
Tradenames	5.0	5,824	(3,870)	1,954
Total		$131,578	$(51,459)	$80,119

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(23,059)	$59,782
Developed technology	7.0	42,913	(17,311)	25,602
Tradenames	5.0	5,824	(3,288)	2,536
Total		$131,578	$(43,658)	$87,920

The Company recorded amortization expense of $3.9 million for each of the three months ended June 30, 2022 and 2021, and $7.8 million for each of the six months ended June 30, 2022 and 2021. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets within the Company’s condensed consolidated statements of operations and comprehensive income (loss). Future estimated amortization expense of the Company’s intangible assets as of June 30, 2022 is expected to be as follows (in thousands):

Remainder of 2022	$7,800
2023	15,601
2024	14,640
2025	14,383
2026	9,335
Thereafter	18,360
Total	$80,119

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$9,654	$12,437
Accrued consulting and professional fees	2,878	2,619
Accrued processing fees	2,533	1,626
Accrued channel partner fees	2,284	2,081
Accrued license fees	2,318	1,154
Accrued marketing	1,168	926
Accrued sales tax	726	615
Accrued restructuring	—	387
Other	5,445	3,384
Total	$27,006	$25,229

9. Debt

As of June 30, 2022 and December 31, 2021, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026 and proceeds of the borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the condensed consolidated balance sheets and are being amortized into interest expense over the life of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2022, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require the Company to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

Credit Facilities

On February 11, 2019, the Company entered into a credit agreement (“Credit Agreement”) with Ares Capital Corporation as administrative agent and collateral agent, and certain other lenders, which provided for a $75.0 million aggregate principal amount senior secured term loan facility, a $35.0 million senior secured delayed draw term loan facility, and a $7.5 million senior secured revolving credit facility, collectively referred to as the Credit Facilities. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under the Credit Facilities. In connection with this repayment, the Company incurred a loss on debt extinguishment of $1.2 million. The loss on debt extinguishment primarily consists of a write-off of unamortized debt issuance costs associated with the Credit Facilities.

In September 2019, under the Credit Facilities, a letter of credit was issued related to one of the Company’s leases in the amount of $2.1 million. As of September 27, 2021, the Credit Agreement was terminated and the outstanding letter of credit was cash collateralized. In December 2021, the cash collateral was returned along with the cancellation of the prior letter of credit, and a new letter of credit for $2.1 million was issued under the 2021 Revolving Credit Facility.

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

Preferred Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of June 30, 2022, no shares of preferred stock were issued or outstanding.

Common Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001. As of June 30, 2022, there were 163,634,818 shares of common stock issued and outstanding.

11. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of June 30, 2022, there were 13,597,063 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the fair market value on the last day of the offering period. The Company's first offering period commenced on February 1, 2022 and ended on May 31, 2022. Following the completion of the first offering period, the 2021 ESPP will typically be administered through consecutive six-month offering periods. As of June 30, 2022, there were 2,193,798 shares of common stock available for issuance under the 2021 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense is reflected in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$155	$4	$263	$8
General and administrative	2,377	270	4,696	454
Selling and marketing	557	40	960	63
Research and development	238	24	395	35
Total	$3,327	$338	$6,314	$560

12. Income Taxes

The Company's effective income tax rates were (63.2)% and 24.1% for the three months ended June 30, 2022 and 2021, respectively. The Company's effective income tax rates were (26.0)% and 14.9% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation. The effective tax rate for the three months ended June 30, 2021 was higher than the statutory rate of 21.0% due to the impact of state income taxes and permanent adjustments. The effective tax rate for the six months ended June 30, 2021 was lower than the statutory rate of 21.0% due to the impact of state income taxes, as well as permanent adjustments and excess benefits from stock-based compensation.

13. Commitments and Contingencies

Non-Cancellable Commitments

As of June 30, 2022, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of June 30, 2022, future minimum payments under other non-cancellable agreements were as follows (in thousands):

Remainder of 2022	$1,228
2023	1,736
2024	553
2025	100
2026	83
Thereafter	-
Total	$3,700

Contingent Value Payments

In 2019, the CVR Plan was established for the benefit of option holders as of February 11, 2019 in the event that holders of the Company’s Class A-1 common shares receive cash distributions in connection with certain exit events specified under the LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Units entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $7.0 million remains outstanding as of June 30, 2022. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that certain exit events specified under the LLC Agreement are not probable as of June 30, 2022.

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

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

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

14. Restructuring

In 2020, the Company relocated certain of its operations and abandoned office space in Los Angeles, California. During the three and six months ended June 30, 2021, the Company revised sublease assumptions and recorded a $0.1 million restructuring charge. Upon adoption of ASU 2016-12 on January 1, 2022, the outstanding restructuring liability was reclassified as a reduction to the Company's operating lease right-of-use asset. There were no restructuring charges recorded during the three and six months ended June 30, 2022.

As of December 31, 2021, the restructuring liability was $1.2 million, of which $0.4 million was included within accrued expenses and other current liabilities and $0.8 million was included within other long-term liabilities within the Company’s condensed consolidated balance sheets.

15. Related Parties

In 2019, the Company assumed unsecured notes payable in the aggregate amount of $3.0 million (the “GC Notes”) and $2.9 million (“IVR Note”), respectively, with two individuals that are former shareholders, one of which is a former employee and the other is a current employee of Global Cloud, Ltd. (“GC”) and individuals that are former shareholders and former employees of IVR Technologies Group, LLC (“IVR”), respectively. The GC Notes and IVR Note bore interest at a rate of 7% and 8% per annum, respectively, and required interest-only payments with the outstanding principal amount and any accrued but unpaid interest due on the maturity date of March 12, 2021 and January 16, 2021, respectively. During the six months ended June 30, 2021, the Company repaid in full the outstanding principal balance of the GC Notes and IVR Note, which totaled $5.9 million. These amounts are disclosed within cash flows from financing activities within the condensed consolidated statements of cash flows.

Within its condensed consolidated statements of operations and comprehensive income (loss), the Company recognized interest expense related to the GC Notes and IVR Note of less than $0.1 million during the six months ended June 30, 2021. The Company made cash interest payments related to the GC Notes and IVR Note of $0.2 million during the six months ended June 30, 2021.

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

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the six months ended June 30, 2022, this segment generated 45% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the six months ended June 30, 2022, this segment generated 55% of total revenue.

The CODM evaluates segment operating performance using revenue and Adjusted EBITDA, as defined below, from reportable segments to make resource allocation decisions and to evaluate segment performance. Adjusted EBITDA assists management in comparing the Company’s performance on a consistent basis for purposes of business decision-making. The Company defines Adjusted EBITDA as net income (loss) excluding interest income (expense), net; (benefit from) provision for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, fair value adjustment of acquired deferred revenue, stock/equity-based compensation and restructuring charges. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Enterprise Solutions	$33,017	$25,635	$63,877	$49,714
SMB Solutions	40,845	26,112	77,347	49,457
Total revenue	73,862	51,747	141,224	99,171
Adjusted EBITDA
Enterprise Solutions	4,285	3,288	8,761	6,576
SMB Solutions	15,907	9,195	28,925	17,322
Total Adjusted EBITDA from reportable segments	20,192	12,483	37,686	23,898
Unallocated corporate expenses	(8,227)	(4,719)	(15,164)	(8,215)
Total Adjusted EBITDA	11,965	7,764	22,522	15,683
Reconciling items:
Interest income (expense), net	210	(2,295)	122	(4,600)
Amortization of intangible assets	(3,899)	(3,900)	(7,800)	(7,800)
Depreciation	(733)	(537)	(1,473)	(986)
Transaction-related expenses	—	(848)	38	(1,232)
Fair value adjustment of acquired deferred revenue	—	(35)	—	(94)
Stock/equity-based compensation	(3,327)	(338)	(6,314)	(560)
Restructuring charges	—	(89)	—	(89)
Income (loss) before income taxes	4,216	(278)	7,095	322
(Benefit from) provision for income taxes	(2,663)	(67)	(1,843)	48
Net income (loss)	$6,879	$(211)	$8,938	$274

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the six months ended June 30, 2022 and 2021, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue.

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

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of June 30, 2022, we serve more than 89,000 customers in the SMB Solutions segment and more than 3,200 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we integrate directly with our customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the six months ended June 30, 2022, this segment generated 45% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the six months ended June 30, 2022, this segment generated 55% of total revenue.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic that began in early 2020 continues to affect global economic activity and create macroeconomic uncertainty, and has impacted our customers and partners, which may ultimately affect our business operations and results. As described in our 2021 Form 10-K, during the second half of 2021, the impact of the COVID-19 pandemic on our solutions began to decrease and our operating results began to normalize. For the three and six months ended June 30, 2022, the COVID-19 pandemic did not have a material adverse effect on our results of operations.

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

	June 30, 2022	June 30, 2021
Customers in the SMB Solutions segment	89,400	68,800
Customers in the Enterprise Solutions segment	3,200	3,000
Total	92,600	71,800

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Transactions Processed	36.1	26.6	70.4	51.5

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) excluding interest income (expense), net, (benefit from) provision for income taxes, depreciation, and amortization of intangible assets, as further adjusted for transaction-related expenses, the fair value adjustment of acquired deferred revenue, stock/equity-based compensation, and restructuring charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue plus the fair value adjustment of acquired deferred revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net income (loss)	$6,879	$(211)	$8,938	$274
Net income (loss) margin	9.3%	(0.4)%	6.3%	0.3%
Adjusted EBITDA	$11,965	$7,764	$22,522	$15,683
Adjusted EBITDA Margin	16.2%	15.0%	15.9%	15.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$56,059	$38,469	$107,382	$73,673
Gross profit margin	75.9%	74.3%	76.0%	74.3%
Adjusted Gross Profit	$57,751	$40,071	$110,721	$76,903
Adjusted Gross Margin	78.2%	77.4%	78.4%	77.5%

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

By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA, Adjusted EBITDA

Margin, Adjusted Gross Profit, and Adjusted Gross Margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss), gross profit, or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net income (loss)	$6,879	$(211)	$8,938	$274
Net income (loss) margin	9.3%	(0.4)%	6.3%	0.3%
Adjustments:
(Benefit from) provision for income taxes	(2,663)	(67)	(1,843)	48
Interest (income) expense, net	(210)	2,295	(122)	4,600
Amortization of intangible assets	3,899	3,900	7,800	7,800
Depreciation	733	537	1,473	986
Fair value adjustment of acquired deferred revenue	—	35	—	94
Stock/equity-based compensation	3,327	338	6,314	560
Restructuring charges	—	89	—	89
Transaction-related expense	—	848	(38)	1,232
Adjusted EBITDA	$11,965	$7,764	$22,522	$15,683
Adjusted EBITDA Margin	16.2%	15.0%	15.9%	15.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$56,059	$38,469	$107,382	$73,673
Gross margin	75.9%	74.3%	76.0%	74.3%
Adjustments:
Fair value adjustment of acquired deferred revenue	—	35	—	94
Amortization of intangible assets	1,537	1,538	3,076	3,076
Stock/equity-based compensation	155	4	263	8
Transaction-related expense	—	25	—	52
Adjusted Gross Profit	$57,751	$40,071	$110,721	$76,903
Adjusted Gross Margin	78.2%	77.4%	78.4%	77.5%

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

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and consulting-related expenses, and software costs. We expect to incur additional general and administrative expenses as a result of operating as a public company and to support the anticipated growth of our business. We expect that general and administrative expenses will increase, but they may fluctuate as a percentage of revenue from period to period. Over the longer term, we expect general and administrative expenses to decrease as a percentage of revenue as we leverage the scale of our business.

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

Contingent Consideration Expense

Contingent consideration expense consists of increases or decreases in the fair value of our contingent consideration liabilities. We remeasure the fair value of potential future payments based upon the achievement levels of remaining targets at each subsequent reporting period until the contingent liabilities are settled or have expired. The contingent consideration liability was fully settled in the first quarter of 2022.

Restructuring Charges

Restructuring charges consist of charges related to our restructuring efforts associated with relocating certain operations. Refer to Note 14 - Restructuring to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

Other Income (Expense), Net

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(% of total revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.1%	25.7%	24.0%	25.7%
Gross profit	75.9%	74.3%	76.0%	74.3%
Operating expenses:
General and administrative	20.3%	17.5%	20.0%	16.8%
Selling and marketing	32.1%	33.0%	32.8%	32.4%
Research and development	14.9%	15.1%	14.9%	14.9%
Contingent consideration expense	—%	0.0%	—%	0.2%
Restructuring charges	—%	0.2%	—%	0.1%
Amortization of intangible assets	3.2%	4.6%	3.3%	4.8%
Total operating expenses	70.5%	70.4%	71.1%	69.2%
Income from operations	5.4%	4.0%	4.9%	5.0%
Other income (expense), net:
Interest expense, including related party interest	(0.2)%	(4.4)%	(0.2)%	(4.6)%
Other income (expense), net	0.4%	(0.1)%	0.2%	(0.1)%
Total other income (expense), net	0.3%	(4.5)%	0.1%	(4.7)%
Income (loss) before income taxes	5.7%	(0.5)%	5.0%	0.3%
(Benefit from) provision for income taxes	(3.6)%	(0.1)%	(1.3)%	0.0%
Net income (loss) and comprehensive income (loss)	9.3%	(0.4)%	6.3%	0.3%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$73,862	$51,747	$22,115	42.7%	$141,224	$99,171	$42,053	42.4%
Cost of revenue	17,803	13,278	4,525	34.1%	33,842	25,498	8,344	32.7%
Gross profit	56,059	38,469	17,590	45.7%	107,382	73,673	33,709	45.8%
Operating expenses:
General and administrative	14,997	9,048	5,949	65.7%	28,284	16,703	11,581	69.3%
Selling and marketing	23,692	17,083	6,609	38.7%	46,356	32,128	14,228	44.3%
Research and development	10,993	7,822	3,171	40.5%	21,033	14,815	6,218	42.0%
Contingent consideration expense	—	11	(11)	(100.0)%	—	213	(213)	(100.0)%
Restructuring charges	—	89	(89)	(100.0)%	—	89	(89)	(100.0)%
Amortization of intangible assets	2,362	2,362	—	—%	4,724	4,724	—	—%
Total operating expenses	52,044	36,415	15,629	42.9%	100,397	68,672	31,725	46.2%
Income from operations	4,015	2,054	1,961	95.5%	6,985	5,001	1,984	39.7%
Other income (expense), net:
Interest expense, including related party interest	(121)	(2,295)	2,174	(94.7)%	(240)	(4,600)	4,360	(94.8)%
Other income (expense), net	322	(37)	359	(970.3)%	350	(79)	429	(543.0)%
Total other income (expense), net	201	(2,332)	2,533	(108.6)%	110	(4,679)	4,789	(102.4)%
Income (loss) before income taxes	4,216	(278)	4,494	(1,616.5)%	7,095	322	6,773	2,103.4%
(Benefit from) provision for income taxes	(2,663)	(67)	(2,596)	3,874.6%	(1,843)	48	(1,891)	(3,939.6)%
Net income (loss) and comprehensive income (loss)	$6,879	$(211)	$7,090	(3,360.2)%	$8,938	$274	$8,664	3,162.0%

Revenue

Revenue increased $22.1 million for the three month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $11.8 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes in our SMB Solutions segment that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $10.1 million driven by an increase in the number of Transactions Processed.

Revenue increased $42.1 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $21.1 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes in our SMB Solutions segment that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $20.7 million driven by an increase in the number of Transactions Processed.

Cost of revenue

Cost of revenue increased $4.5 million for the three month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily related to an increase of $1.8 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $1.8 million increase in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions.

Cost of revenue increased $8.3 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily related to an increase of $3.6 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $3.3 million increase in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions.

General and administrative expenses

General and administrative expenses increased $5.9 million for the three month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $3.7 million in personnel-related costs, driven by an increase of $2.1 million in stock-based compensation expense as well as increased headcount to support overall growth and public company operations. In addition, professional and consulting-related expenses, including legal and insurance, increased $1.5 million related to increased costs required to support operating as a public company.

General and administrative expenses increased $11.6 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $7.7 million in personnel-related costs, driven by an increase of $4.2 million in stock-based compensation expense as well as increased headcount to support overall growth and public company operations. In addition, professional and consulting-related expenses, including legal and insurance, increased $3.3 million related to increased costs required to support operating as a public company.

Selling and marketing expenses

Selling and marketing expenses increased $6.6 million for the three month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $2.3 million in personnel-related costs associated with headcount growth, an increase of $1.8 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $1.3 million in fees paid to third-party channel partners.

Selling and marketing expenses increased $14.2 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $4.8 million in personnel-related costs associated with headcount growth, an increase of $3.9 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $2.8 million in fees paid to third-party channel partners.

Research and development expenses

Research and development expenses increased $3.2 million for the three month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $2.5 million in personnel-related costs associated with headcount growth needed to enhance the functionality and ease of use of our solutions.

Research and development expenses increased $6.2 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $5.2 million in personnel-related costs associated with headcount growth needed to enhance the functionality and ease of use of our solutions.

Contingent consideration expense

The contingent consideration liability was fully settled in the first quarter of 2022, therefore there was no contingent consideration expense recorded for the three or six month periods ended June 30, 2022. Contingent consideration expense was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and relates to the change in fair value of the contingent consideration liability.

Restructuring charges

During the three and six month periods ended June 30, 2022, there were no restructuring charges recorded. During the three and six month periods ended June 30, 2021, the Company recorded a $0.1 million restructuring charge associated with a change in sublease assumptions used to calculate a prior year restructuring liability.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021.

Interest expense

During the three and six month periods ended June 30, 2022, interest expense was $0.1 million and $0.2 million, respectively, associated with our 2021 Revolving Credit Facility, as defined below.

During the three and six month periods ended June 30, 2021, interest expense was $2.3 million and $4.6 million, respectively, which primarily relates to our prior credit facility which was extinguished on September 27, 2021.

(Benefit from) provision for income taxes

The benefit from income taxes was $2.7 million during the three months ended June 30, 2022, as compared to $0.1 million for the three months ended June 30, 2021. Our effective income tax rate was (63.2)% for the three months ended June 30, 2022, compared to 24.1% for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation. The effective tax rate for the three months ended June 30, 2021 was higher than the statutory rate of 21.0% due to the impact of state income taxes and permanent adjustments.

The benefit from income taxes was $1.8 million during the six months ended June 30, 2022, as compared to a provision for income taxes of less than $0.1 million for the six months ended June 30, 2021. Our effective income tax rate was (26.0)% for the six months ended June 30, 2022, compared to 14.9% for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation. The effective tax rate for the six months ended June 30, 2021 was lower than the statutory rate of 21.0% due to the impact of state income taxes, as well as permanent adjustments and excess benefits from stock-based compensation.

Segment Information

Our reportable segments have been determined in accordance with Accounting Standards Codification ("ASC"), ASC 280, Segment Reporting. Currently, we have two reportable segments: Enterprise Solutions and SMB Solutions. The CODM, which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance. We define Adjusted EBITDA as net income (loss) excluding interest income (expense), net; (benefit from) provision for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, the fair value adjustment of acquired deferred revenue, stock/equity-based compensation, and restructuring charges. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$33,017	$25,635	$63,877	$49,714
SMB Solutions	40,845	26,112	77,347	49,457
Total revenue	73,862	51,747	141,224	99,171
Adjusted EBITDA
Enterprise Solutions	4,285	3,288	8,761	6,576
SMB Solutions	15,907	9,195	28,925	17,322
Total Adjusted EBITDA from reportable segments	20,192	12,483	37,686	23,898
Unallocated corporate expenses	(8,227)	(4,719)	(15,164)	(8,215)
Total Adjusted EBITDA	11,965	7,764	22,522	15,683
Reconciling items:
Interest income (expense), net	210	(2,295)	122	(4,600)
Amortization of intangible assets	(3,899)	(3,900)	(7,800)	(7,800)
Depreciation	(733)	(537)	(1,473)	(986)
Transaction-related expenses	—	(848)	38	(1,232)
Fair value adjustment of acquired deferred revenue	—	(35)	—	(94)
Stock/equity-based compensation	(3,327)	(338)	(6,314)	(560)
Restructuring charges	—	(89)	—	(89)
Income (loss) before income taxes	4,216	(278)	7,095	322
(Benefit from) provision for income taxes	(2,663)	(67)	(1,843)	48
Net income (loss)	$6,879	$(211)	$8,938	$274
Net income (loss) margin	9.3%	(0.4)%	6.3%	0.3%
Adjusted EBITDA Margin - Enterprise Solutions	13.0%	12.8%	13.7%	13.2%
Adjusted EBITDA Margin - SMB Solutions	38.9%	35.2%	37.4%	35.0%

Revenue

Revenue for the Enterprise Solutions segment increased $7.4 million and $14.2 million for the three and six month periods ended June 30, 2022, as compared to the corresponding periods in 2021, respectively, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $14.7 million for the three month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $11.6 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $3.1 million driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $27.9 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $20.6 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $7.0 million driven by an increase in Transactions Processed.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 13.0% and 13.7% for the three and six month periods ended June 30, 2022, as compared to 12.8% and 13.2% in the corresponding periods in 2021, respectively. The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing headcount and consulting spend, partially offset by an increase in travel and entertainment costs as travel resumed following waning travel restrictions.

Adjusted EBITDA margin for the SMB Solutions segment increased to 38.9% and 37.4% for the three and six month periods ended June 30, 2022, as compared to 35.2% and 35.0% in the corresponding periods in 2021, respectively. The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing headcount and consulting spend, as well as a reduction in non-income based taxes, partially offset by an increase in marketing spend to drive higher trial volumes.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $274.2 million and $254.3 million, respectively, which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026 and proceeds of any borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. As of June 30, 2022, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of June 30, 2022, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$18,438	$12,044
Net cash used in investing activities	(2,933)	(2,189)
Net cash provided by (used in) financing activities	4,410	(7,444)

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

Net cash provided by operating activities increased $6.4 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, due to a $13.1 million increase in net income adjusted for non-cash expense items, offset by a decrease of $6.7 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related to capital expenditures.

Net cash used in investing activities increased $0.7 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021, driven by an increase in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of proceeds from the exercise of stock/equity-based options, repayments on related party debt, contingent consideration payments, payments of taxes related to net share settlement of equity awards, proceeds from issuance of common stock under our employee stock purchase plan, and payments of IPO costs.

Net cash provided by financing activities increased $11.9 million for the six month period ended June 30, 2022, as compared to the corresponding period in 2021.

During the six months ended June 30, 2022, cash provided by financing activities was $4.4 million, which was primarily driven by $5.6 million of proceeds from exercise of stock options, offset by contingent consideration payments of $1.1 million.

During the six months ended June 30, 2021, cash used in financing activities was $7.4 million, which was driven by $5.9 million used to repay related party notes, contingent consideration payments of $1.9 million, $0.5 million of payments related to IPO costs, offset by $0.8 million of proceeds from exercise of equity-based options.

Contractual Obligations and Commitments

As of June 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our 2021 Form 10-K.

For additional discussion on our operating leases and other non-cancellable commitments, refer to Note 5 - Leases and Note 13 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Not Applicable.

(b) Use of Proceeds

On September 27, 2021 we completed our IPO, in which we issued and sold 13,620,054 shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259101), as amended, declared effective by the SEC on September 22, 2021. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus dated September 22, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on September 24, 2021.

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

EngageSmart, Inc.

Date: August 4, 2022	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer