Form 10-Q
period 2022-09-30
EngageSmart, Inc.
filed 2022-11-03
CIK 1863105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes ☐ No ☒

As of October 31, 2022, the registrant had 165,481,995 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EngageSmart, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$293,456	$254,294
Accounts receivable, net of allowance for credit losses of $255 and $203 as of September 30, 2022 and December 31, 2021, respectively	12,372	10,266
Unbilled receivables	5,722	3,441
Prepaid expenses and other current assets	11,190	7,617
Total current assets	322,740	275,618
Operating lease right-of-use assets	28,024	—
Property and equipment, net	13,426	10,968
Goodwill	425,677	425,677
Acquired intangible assets, net	76,219	87,920
Other assets	5,018	3,811
Total assets	$871,104	$803,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$759	$2,090
Accrued expenses and other current liabilities	33,621	25,229
Contingent consideration liability	—	2,800
Deferred revenue	7,819	6,792
Operating lease liabilities	4,557	—
Total current liabilities	46,756	36,911
Long-term operating lease liabilities	28,450	—
Deferred income taxes	1,324	4,224
Deferred revenue, net of current portion	285	232
Other long-term liabilities	188	5,528
Total liabilities	77,003	46,895
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 165,268,125 and 161,860,980 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	165	162
Additional paid-in capital	808,334	787,043
Accumulated stockholders' deficit	(14,398)	(30,106)
Total stockholders’ equity	794,101	757,099
Total liabilities and stockholders’ equity	$871,104	$803,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$78,796	$55,493	$220,020	$154,664
Cost of revenue	18,845	14,237	52,687	39,735
Gross profit	59,951	41,256	167,333	114,929
Operating expenses:
General and administrative	13,986	15,287	42,270	31,990
Selling and marketing	25,906	19,096	72,262	51,224
Research and development	12,978	9,132	34,011	23,947
Contingent consideration expense	—	1,157	—	1,370
Restructuring charges	—	(330)	—	(241)
Amortization of intangible assets	2,363	2,362	7,087	7,086
Total operating expenses	55,233	46,704	155,630	115,376
Income (loss) from operations	4,718	(5,448)	11,703	(447)
Other income (expense), net:
Interest expense, including related party interest (Note 15)	(121)	(3,487)	(361)	(8,087)
Other income (expense), net	1,116	(28)	1,466	(107)
Total other income (expense), net	995	(3,515)	1,105	(8,194)
Income (loss) before income taxes	5,713	(8,963)	12,808	(8,641)
Benefit from income taxes	(1,057)	(671)	(2,900)	(623)
Net income (loss) and comprehensive income (loss)	$6,770	$(8,292)	$15,708	$(8,018)
Net income (loss) per share:
Basic	$0.04	$(0.06)	$0.10	$(0.05)
Diluted	$0.04	$(0.06)	$0.09	$(0.05)
Weighted-average number of common shares outstanding:
Basic	164,427,770	149,031,242	163,195,976	148,200,589
Diluted	169,222,794	149,031,242	169,064,015	148,200,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Members’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A-1		Class A-2		Class A-3					Accumulated	Total
	Common Shares		Common Shares		Common Shares		Common Stock		Additional	Stockholders'/	Stockholders'/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Members' Deficit	Members' Deficit
Balances as of December 31, 2020	97,209,436	$293,286	45,262,340	$136,559	5,010,888	$19,956	—	$—	$—	$(21,141)	$428,660
Exercise of equity-based options	—	—	—	—	306,762	552	—	—	—	—	552
Equity-based compensation expense	—	—	—	—	—	222	—	—	—	—	222
Net income	—	—	—	—	—	—	—	—	—	485	485
Balances as of March 31, 2021	97,209,436	$293,286	45,262,340	$136,559	5,317,650	$20,730	—	$—	$—	$(20,656)	$429,919
Exercise of equity-based options	—	—	—	—	167,104	296	—	—	—	—	296
Equity-based compensation expense	—	—	—	—	—	338	—	—	—	—	338
Net loss	—	—	—	—	—	—	—	—	—	(211)	(211)
Balances as of June 30, 2021	97,209,436	$293,286	45,262,340	$136,559	5,484,754	$21,364	—	$—	$—	$(20,867)	$430,342
Exercise of equity-based options	—	—	—	—	99,860	215	—	—	—	—	215
Repurchase and retirement of common shares	—	—	—	—	(74,529)	(51)	—	—	—	—	(51)
Conversion of Class A-1, A-2 and A-3 common shares into common stock in connection with initial public offering (Note 10)	(97,209,436)	(293,286)	(45,262,340)	(136,559)	(5,510,085)	(21,528)	147,981,861	148	451,225	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	—	—	—	—	13,620,054	14	331,975	—	331,989
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	(5,662)	—	(5,662)
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,603	—	6,603
Net loss	—	—	—	—	—	—	—	—	—	(8,292)	(8,292)
Balances as of September 30, 2021	—	$—	—	$—	—	$—	161,601,915	$162	$784,141	$(29,159)	$755,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Stockholders'	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2021	161,860,980	$162	$787,043	$(30,106)	$757,099
Issuance of common stock upon exercise of stock options	561,581	—	1,897	—	1,897
Vesting of restricted stock units	17,302	—	—	—	—
Shares withheld for employee taxes	(5,471)	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,987	—	2,987
Net income	—	—	—	2,059	2,059
Balances as of March 31, 2022	162,434,392	$162	$791,795	$(28,047)	$763,910
Issuance of common stock upon exercise of stock options	1,162,554	2	3,689	—	3,691
Issuance of common stock in connection with employee stock purchase plan	25,930	—	463	—	463
Vesting of restricted stock units	18,018	—	—	—	—
Shares withheld for employee taxes	(6,076)	—	(134)	—	(134)
Stock-based compensation expense	—	—	3,327	—	3,327
Net income	—	—	—	6,879	6,879
Balances as of June 30, 2022	163,634,818	$164	$799,140	$(21,168)	$778,136
Issuance of common stock upon exercise of stock options	1,605,814	1	5,598	—	5,599
Vesting of restricted stock units	38,777	—	—	—	—
Shares withheld for employee taxes	(11,284)	—	(202)	—	(202)
Stock-based compensation expense	—	—	3,798	—	3,798
Net income	—	—	—	6,770	6,770
Balances as of September 30, 2022	165,268,125	$165	$808,334	$(14,398)	$794,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$15,708	$(8,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,989	13,620
Stock/equity-based compensation expense	10,112	7,163
Contingent consideration expense	—	1,370
Non-cash operating lease expense	3,385	—
Deferred income taxes	(2,900)	(623)
Loss on disposal of property and equipment	22	43
Non-cash interest expense, including loss on extinguishment of debt	175	4,066
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,573)	(3,194)
Accounts receivable, net	(2,106)	(2,195)
Unbilled receivables	(2,281)	(931)
Other assets	(1,382)	(484)
Accounts payable	(1,253)	3,622
Accrued expenses and other current liabilities	7,227	5,475
Deferred revenue	1,080	1,142
Operating lease liabilities	(4,115)	—
Other long-term liabilities	26	(702)
Net cash provided by operating activities	34,114	20,354
Cash flows from investing activities:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(4,759)	(3,190)
Net cash used in investing activities	(4,759)	(3,190)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	331,989
Proceeds from issuance of common stock to General Atlantic (IC), L.P. in connection with the Corporate Conversion (Note 10)	—	43,236
Payment to settle fractional shares related to Class A-2 shareholders in connection with the Corporate Conversion (Note 10)	—	(43,236)
Repayment of long-term debt	—	(114,174)
Payment of debt issuance costs	(23)	(747)
Payment of debt extinguishment costs	—	(90)
Payments of related party notes	—	(5,900)
Payments of contingent consideration	(1,066)	(1,868)
Proceeds from exercise of stock/equity-based options	11,187	1,063
Repurchase and retirement of common shares	—	(51)
Payments of taxes related to net share settlement of equity awards	(468)	—
Proceeds from issuance of common stock under employee stock purchase plan	463	—
Payment of initial public offering costs	(286)	(2,912)
Net cash provided by financing activities	9,807	207,310
Net increase in cash, cash equivalents and restricted cash	39,162	224,474
Cash, cash equivalents and restricted cash at beginning of period	254,594	29,650
Cash, cash equivalents and restricted cash at end of period	$293,756	$254,124
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$293,456	$253,824
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$293,756	$254,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$181	$5,310
Cash paid for taxes	$4,330	$35
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$189	$187
Deferred initial public offering costs included in accrued expenses	$—	$2,750
Debt issuance costs included in accrued expenses	$—	$450

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies within the notes to consolidated financial statements for the year ended December 31, 2021, included in the Company's 2021 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2022, except as noted below.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the three and nine months ended September 30, 2022 and 2021, no customer accounted for 10% or more of revenue. As of September 30, 2022, the Company had one customer that accounted for 10% or more of its accounts receivable balance. As of December 31, 2021, no customer accounted for 10% or more of accounts receivable.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Effective January 1, 2022, the Company adopted ASU 2016-13 on a modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. Effective January 1, 2022, the Company adopted ASU 2019-12 on a modified retrospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

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

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Enterprise Solutions
Transaction and usage-based	$32,620	$24,977	$90,928	$69,517
Subscription	2,280	1,946	6,517	5,663
Other	966	354	2,298	1,811
Total Enterprise Solutions revenue	35,866	27,277	99,743	76,991
SMB Solutions
Transaction and usage-based	11,349	8,580	33,613	23,884
Subscription	31,216	19,324	85,493	52,980
Other	365	312	1,171	809
Total SMB Solutions revenue	42,930	28,216	120,277	77,673
Total revenue	$78,796	$55,493	$220,020	$154,664

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of September 30, 2022 or December 31, 2021.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $7.8 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively. Non-current deferred revenue was $0.3 million as of September 30, 2022 and $0.2 million as of December 31, 2021. During the nine months ended September 30, 2022, the Company recognized revenue of $6.5 million from the deferred revenue balance as of December 31, 2021. During the nine months ended September 30, 2021, the Company recognized revenue of $4.7 million from the deferred revenue balance as of December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$6,770	$(8,292)	$15,708	$(8,018)
Denominator:
Weighted average common shares outstanding, basic	164,427,770	149,031,242	163,195,976	148,200,589
Effect of potential dilutive common shares	4,795,024	—	5,868,039	—
Weighted average common shares outstanding, diluted	169,222,794	149,031,242	169,064,015	148,200,589
Net income (loss) per share, basic	$0.04	$(0.06)	$0.10	$(0.05)
Net income (loss) per share, diluted	$0.04	$(0.06)	$0.09	$(0.05)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common shares	383,666	11,205,066	473,392	11,205,066
Unvested restricted stock units	1,535,412	288,455	913,466	288,455
Total	1,919,078	11,493,521	1,386,858	11,493,521

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

The Company has operating leases for office space to support business operations. The Company's office leases expire at varying dates from 2023 through 2030. The Company's leases do not contain any material residual value guarantees or restrictive covenants. Operating leases are recognized on the condensed consolidated balance sheets as operating lease right-of-use assets, operating lease liabilities and long-term operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term within the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$1,184	$3,549
Variable lease cost	79	224
Total	$1,263	$3,773

The weighted average remaining lease term (in years) and discount rate were as follows:

As of September 30,
2022
Weighted-Average remaining lease term	7.0
Weighted-Average discount rate	2.26%

Supplemental Cash Flow Information

The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below (in thousands):

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,246
Right of use assets obtained in exchange for new operating lease liabilities	$31,409

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of September 30, 2022 (in thousands):

Remainder of 2022	$958
2023	5,741
2024	5,750
2025	4,489
2026	4,079
Thereafter	14,810
Total lease payments	$35,827
Less: imputed interest	(2,820)
Lease liabilities	$33,007

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.2 million over the remainder of 2022 and $1.5 million thereafter.

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

Rent expense was $0.8 million and $3.1 million for the three and nine months ended September 30, 2021, respectively. As of December 31, 2021, the Company had total deferred rent of $4.5 million, which was included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

6. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$224,064	$—	$—	$224,064
Liabilities:
Contingent consideration liability	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$205,010	$—	$—	$205,010
Liabilities:
Contingent consideration liability	$—	$—	$2,800	$2,800

Money market funds held as of September 30, 2022 and December 31, 2021 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

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

Balance as of December 31, 2021	$2,800
Payment of contingent consideration	(2,800)
Change in fair value	—
Balance as of September 30, 2022	$—

7. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $425.7 million as of September 30, 2022 and December 31, 2021, related to goodwill from the Company’s acquisitions. Changes in the carrying amount of goodwill by reportable segment through September 30, 2022 are as follows (in thousands):

	Enterprise Solutions	SMB Solutions	Total
Balance as of December 31, 2021	$218,658	$207,019	$425,677
Goodwill acquired	—	—	—
Balance as of September 30, 2022	$218,658	$207,019	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		September 30, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(29,273)	$53,568
Developed technology	7.0	42,913	(21,925)	20,988
Tradenames	5.0	5,824	(4,161)	1,663
Total		$131,578	$(55,359)	$76,219

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(23,059)	$59,782
Developed technology	7.0	42,913	(17,311)	25,602
Tradenames	5.0	5,824	(3,288)	2,536
Total		$131,578	$(43,658)	$87,920

The Company recorded amortization expense of $3.9 million for each of the three month periods ended September 30, 2022 and 2021, and $11.7 million for each of the nine month periods ended September 30, 2022 and 2021. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets within the Company’s condensed consolidated statements of operations and comprehensive income (loss). Future estimated amortization expense of the Company’s intangible assets as of September 30, 2022 is expected to be as follows (in thousands):

Remainder of 2022	$3,900
2023	15,601
2024	14,640
2025	14,383
2026	9,335
Thereafter	18,360
Total	$76,219

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$13,494	$12,437
Accrued consulting and professional fees	3,147	2,619
Accrued processing fees	3,471	1,626
Accrued channel partner fees	2,495	2,081
Accrued license fees	2,955	1,154
Accrued marketing	1,552	926
Accrued sales tax	656	615
Accrued restructuring	—	387
Other	5,851	3,384
Total	$33,621	$25,229

9. Debt

As of September 30, 2022 and December 31, 2021, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026 and proceeds of the borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the condensed consolidated balance sheets and are being amortized into interest expense over the life of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

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

Preferred Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of September 30, 2022, no shares of preferred stock were issued or outstanding.

Common Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001. As of September 30, 2022, there were 165,268,125 shares of common stock issued and outstanding.

11. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of September 30, 2022, there were 12,486,500 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the fair market value on the last day of the offering period. The Company's first offering period commenced on February 1, 2022 and ended on May 31, 2022. Following the completion of the first offering period, the 2021 ESPP will typically be administered through consecutive six-month offering periods. As of September 30, 2022, there were 2,193,798 shares of common stock available for issuance under the 2021 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense is reflected in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$397	$152	$660	$160
General and administrative	1,832	5,738	6,528	6,192
Selling and marketing	869	506	1,829	569
Research and development	700	207	1,095	242
Total	$3,798	$6,603	$10,112	$7,163

Award Modification and Acceleration of Expense

In June 2021, the Company entered into an amended employment agreement with an employee. Under the terms of the amended agreement, the employee would continue to vest in his outstanding equity awards, despite changes to his day-to-day responsibilities over time. As a result of the employment change, certain awards were considered to be modified in accordance with ASC 718, Compensation - Stock Compensation. As of the modification date, this resulted in a $12.1 million increase in unamortized stock-based compensation expense.

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

12. Income Taxes

The Company's effective income tax rates were (18.5)% and 7.5% for the three months ended September 30, 2022 and 2021, respectively. The Company's effective income tax rates were (22.6)% and 7.2% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation. The effective tax rates for the three and nine months ended September 30, 2021 were lower than the statutory rate of 21.0% due to stock-based compensation adjustments, acquisition earnout payments, and other permanent items.

13. Commitments and Contingencies

Non-Cancellable Commitments

As of September 30, 2022, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of September 30, 2022, future minimum payments under other non-cancellable agreements were as follows (in thousands):

Remainder of 2022	$1,275
2023	3,445
2024	1,652
2025	140
2026	83
Thereafter	—
Total	$6,595

Contingent Value Payments

In 2019, the CVR Plan was established for the benefit of option holders as of February 11, 2019 in the event that holders of the Company’s Class A-1 common shares receive cash distributions in connection with certain exit events specified under the LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Units entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $6.2 million remains outstanding as of September 30, 2022. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that certain exit events specified under the LLC Agreement are not probable as of September 30, 2022.

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

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.

Legal Proceedings

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability. In situations where the Company assesses the likelihood of loss as probable, the Company records its best estimate of the ultimate loss if reasonably possible to estimate. While the outcome of these claims cannot be predicted with certainty, the Company believes that these pending or threatened legal proceedings or claims could not have a material impact on the Company’s condensed consolidated financial statements.

14. Restructuring

In 2020, the Company relocated certain of its operations and abandoned office space in Los Angeles, California. During the nine months ended September 30, 2021, the Company recorded a reversal of restructuring expense of $0.2 million, associated with a change to sublease assumptions, following the execution of a sublease agreement in August 2021. Upon adoption of ASU 2016-12 on January 1, 2022, the outstanding restructuring liability was reclassified as a reduction to the Company's operating lease right-of-use asset. There were no restructuring charges recorded during the three and nine months ended September 30, 2022.

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

Within its condensed consolidated statements of operations and comprehensive income (loss), the Company recognized interest expense related to the GC Notes and IVR Note of less than $0.1 million during the nine months ended September 30, 2021. The Company made cash interest payments related to the GC Notes and IVR Note of $0.2 million during the nine months ended September 30, 2021.

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

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the nine months ended September 30, 2022, this segment generated 45% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the nine months ended September 30, 2022, this segment generated 55% of total revenue.

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

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Enterprise Solutions	$35,866	$27,277	$99,743	$76,991
SMB Solutions	42,930	28,216	120,277	77,673
Total revenue	78,796	55,493	220,020	154,664
Adjusted EBITDA
Enterprise Solutions	4,577	3,119	13,338	9,695
SMB Solutions	16,314	10,080	45,239	27,402
Total Adjusted EBITDA from reportable segments	20,891	13,199	58,577	37,097
Unallocated corporate expenses	(7,669)	(4,527)	(22,833)	(12,742)
Total Adjusted EBITDA	13,222	8,672	35,744	24,355
Reconciling items:
Interest income (expense), net	1,005	(3,486)	1,127	(8,086)
Amortization of intangible assets	(3,900)	(3,901)	(11,700)	(11,701)
Depreciation	(816)	(933)	(2,289)	(1,919)
Transaction-related expenses	—	(3,014)	38	(4,246)
Fair value adjustment of acquired deferred revenue	—	(28)	—	(122)
Stock/equity-based compensation	(3,798)	(6,603)	(10,112)	(7,163)
Restructuring charges	—	330	—	241
Income (loss) before income taxes	5,713	(8,963)	12,808	(8,641)
Benefit from income taxes	(1,057)	(671)	(2,900)	(623)
Net income (loss)	$6,770	$(8,292)	$15,708	$(8,018)

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the nine months ended September 30, 2022 and 2021, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue.

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

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of September 30, 2022, we serve 94,500 customers in the SMB Solutions segment and 3,300 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we integrate directly with our customers’ core software systems and utilize a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the nine months ended September 30, 2022, this segment generated 45% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the nine months ended September 30, 2022, this segment generated 55% of total revenue.

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

Impact of COVID-19 and Inflationary Pressure on Our Business

The COVID-19 pandemic continues to affect global economic activity and create macroeconomic uncertainty, and has impacted our customers and partners, which has in the past and may in the future ultimately affect our business operations and results. As described in our 2021 Form 10-K, during the second half of 2021, the impact of the COVID-19 pandemic on our solutions began to decrease and our operating results began to normalize. To date, the COVID-19 pandemic has not had a material adverse effect on our results of operations in 2022. We will continue to prioritize the safety of our employees, customers, their clients and communities in which we operate.

In 2022, rates of inflation have been rising across many jurisdictions around the world, including the United States. We believe our business is resilient against the impacts of rising inflation and, to date, inflation has not had a material impact on our 2022 financial results.

The full extent to which the COVID-19 pandemic and inflationary pressure will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the evolving nature of the COVID-19 pandemic and inflationary pressure, we will continue to closely monitor the impact on the verticals we serve and our business specifically. For further discussion of the potential impacts of the COVID-19 pandemic and inflationary pressure on our business, financial condition, and operating results, refer to Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K.

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

Number of Customers

We serve a wide variety of customers across our verticals. The majority of our customers are based in the United States. For the purpose of measuring our key business metrics, we define customers as individuals or entities with whom we directly contract to use our solutions. The total number of customers for each of our segments are presented below.

	September 30, 2022	September 30, 2021
Customers in the SMB Solutions segment	94,500	74,300
Customers in the Enterprise Solutions segment	3,300	3,100
Total	97,800	77,400

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Transactions Processed	37.5	28.6	107.9	80.2

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) excluding interest income (expense), net, benefit from income taxes, depreciation, and amortization of intangible assets, as further adjusted for transaction-related expenses, the fair value adjustment of acquired deferred revenue, stock/equity-based compensation, and restructuring charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue plus the fair value adjustment of acquired deferred revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net income (loss)	$6,770	$(8,292)	$15,708	$(8,018)
Net income (loss) margin	8.6%	(14.9)%	7.1%	(5.2)%
Adjusted EBITDA	$13,222	$8,672	$35,744	$24,355
Adjusted EBITDA Margin	16.8%	15.6%	16.2%	15.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$59,951	$41,256	$167,333	$114,929
Gross profit margin	76.1%	74.3%	76.1%	74.3%
Adjusted Gross Profit	$61,885	$43,004	$172,606	$119,907
Adjusted Gross Margin	78.5%	77.5%	78.5%	77.5%

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
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•
other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Reconciliations of Non-GAAP Financial Measures

The following tables present the reconciliations for each non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net income (loss)	$6,770	$(8,292)	$15,708	$(8,018)
Net income (loss) margin	8.6%	(14.9)%	7.1%	(5.2)%
Adjustments:
Benefit from income taxes	(1,057)	(671)	(2,900)	(623)
Interest (income) expense, net	(1,005)	3,486	(1,127)	8,086
Amortization of intangible assets	3,900	3,901	11,700	11,701
Depreciation	816	933	2,289	1,919
Fair value adjustment of acquired deferred revenue	—	28	—	122
Stock/equity-based compensation	3,798	6,603	10,112	7,163
Restructuring charges	—	(330)	—	(241)
Transaction-related expense	—	3,014	(38)	4,246
Adjusted EBITDA	$13,222	$8,672	$35,744	$24,355
Adjusted EBITDA Margin	16.8%	15.6%	16.2%	15.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$59,951	$41,256	$167,333	$114,929
Gross margin	76.1%	74.3%	76.1%	74.3%
Adjustments:
Fair value adjustment of acquired deferred revenue	—	28	—	122
Amortization of intangible assets	1,537	1,539	4,613	4,615
Stock/equity-based compensation	397	152	660	160
Transaction-related expense	—	29	—	81
Adjusted Gross Profit	$61,885	$43,004	$172,606	$119,907
Adjusted Gross Margin	78.5%	77.5%	78.5%	77.5%

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

Selling and marketing

Selling and marketing expenses consist primarily of personnel-related expenses, inclusive of sales commission expense, fees paid to third-party partners, and costs to market and promote our solutions through advertisements and marketing events. We expect our selling and marketing expenses to increase in absolute dollars as we continue to invest in new customer acquisition and retention efforts, but they may fluctuate as a percentage of revenue from period to period.

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

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and our short and long-term investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(% of total revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.9%	25.7%	23.9%	25.7%
Gross profit	76.1%	74.3%	76.1%	74.3%
Operating expenses:
General and administrative	17.7%	27.5%	19.2%	20.7%
Selling and marketing	32.9%	34.4%	32.8%	33.1%
Research and development	16.5%	16.5%	15.5%	15.5%
Contingent consideration expense	—%	2.1%	—%	0.9%
Restructuring charges	—%	(0.6)%	—%	(0.2)%
Amortization of intangible assets	3.0%	4.3%	3.2%	4.6%
Total operating expenses	70.1%	84.2%	70.7%	74.6%
Income (loss) from operations	6.0%	(9.8)%	5.3%	(0.3)%
Other income (expense), net:
Interest expense, including related party interest	(0.2)%	(6.3)%	(0.2)%	(5.2)%
Other income (expense), net	1.4%	(0.1)%	0.7%	(0.1)%
Total other income (expense), net	1.3%	(6.3)%	0.5%	(5.3)%
Income (loss) before income taxes	7.3%	(16.2)%	5.8%	(5.6)%
Benefit from income taxes	(1.3)%	(1.2)%	(1.3)%	(0.4)%
Net income (loss) and comprehensive income (loss)	8.6%	(14.9)%	7.1%	(5.2)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$78,796	$55,493	$23,303	42.0%	$220,020	$154,664	$65,356	42.3%
Cost of revenue	18,845	14,237	4,608	32.4%	52,687	39,735	12,952	32.6%
Gross profit	59,951	41,256	18,695	45.3%	167,333	114,929	52,404	45.6%
Operating expenses:
General and administrative	13,986	15,287	(1,301)	(8.5)%	42,270	31,990	10,280	32.1%
Selling and marketing	25,906	19,096	6,810	35.7%	72,262	51,224	21,038	41.1%
Research and development	12,978	9,132	3,846	42.1%	34,011	23,947	10,064	42.0%
Contingent consideration expense	—	1,157	(1,157)	(100.0)%	—	1,370	(1,370)	(100.0)%
Restructuring charges	—	(330)	330	(100.0)%	—	(241)	241	(100.0)%
Amortization of intangible assets	2,363	2,362	1	0.0%	7,087	7,086	1	0.0%
Total operating expenses	55,233	46,704	8,529	18.3%	155,630	115,376	40,254	34.9%
Income (loss) from operations	4,718	(5,448)	10,166	(186.6)%	11,703	(447)	12,150	(2,718.1)%
Other income (expense), net:
Interest expense, including related party interest	(121)	(3,487)	3,366	(96.5)%	(361)	(8,087)	7,726	(95.5)%
Other income (expense), net	1,116	(28)	1,144	(4,085.7)%	1,466	(107)	1,573	(1,470.1)%
Total other income (expense), net	995	(3,515)	4,510	(128.3)%	1,105	(8,194)	9,299	(113.5)%
Income (loss) before income taxes	5,713	(8,963)	14,676	(163.7)%	12,808	(8,641)	21,449	(248.2)%
Benefit from income taxes	(1,057)	(671)	(386)	57.5%	(2,900)	(623)	(2,277)	365.5%
Net income (loss) and comprehensive income (loss)	$6,770	$(8,292)	$15,062	(181.6)%	$15,708	$(8,018)	$23,726	(295.9)%

Revenue

Revenue increased $23.3 million for the three month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $12.2 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes in our SMB Solutions segment that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $10.4 million driven by an increase in the number of Transactions Processed.

Revenue increased $65.4 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $33.4 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes in our SMB Solutions segment that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $31.1 million driven by an increase in the number of Transactions Processed.

Cost of revenue

Cost of revenue increased $4.6 million for the three month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily related to an increase of $2.1 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $1.7 million increase in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions.

Cost of revenue increased $13.0 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily related to an increase of $5.7 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $5.0 million increase in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions.

General and administrative expenses

General and administrative expenses decreased $1.3 million for the three month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to a decrease of $2.9 million in personnel-related costs, driven by a decrease in stock-based compensation expense, offset by an increase of $1.2 million in professional and consulting-related expenses, including legal and insurance, related to increased costs required to support operating as a public company.

General and administrative expenses increased $10.3 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $4.8 million in personnel-related costs, driven by increased headcount to support overall growth and public company operations. In addition, professional and consulting-related expenses, including legal and insurance, increased $4.6 million related to increased costs required to support operating as a public company.

Selling and marketing expenses

Selling and marketing expenses increased $6.8 million for the three month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $2.6 million in personnel-related costs associated with headcount growth, an increase of $1.8 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $1.8 million in fees paid to third-party channel partners.

Selling and marketing expenses increased $21.0 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $7.3 million in personnel-related costs associated with headcount growth, an increase of $5.8 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $4.6 million in fees paid to third-party channel partners.

Research and development expenses

Research and development expenses increased $3.8 million for the three month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $3.0 million in personnel-related costs associated with headcount growth needed to enhance the functionality and ease of use of our solutions.

Research and development expenses increased $10.1 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $8.2 million in personnel-related costs associated with headcount growth needed to enhance the functionality and ease of use of our solutions.

Contingent consideration expense

The contingent consideration liability was fully settled in the first quarter of 2022, therefore there was no contingent consideration expense recorded for the three or nine month periods ended September 30, 2022. Contingent consideration expense was $1.2 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, and relates to the change in fair value of the contingent consideration liability.

Restructuring charges

During the three and nine month periods ended September 30, 2022, there were no restructuring charges recorded. During the three and nine month periods ended September 30, 2021, we recorded a reversal of restructuring expense of $0.3 million and $0.2 million, respectively, associated with a change to sublease assumptions used to calculate the revised restructuring liability, following the execution of a sublease agreement in August 2021.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021.

Interest expense

During the three and nine month periods ended September 30, 2022, interest expense was $0.1 million and $0.4 million, respectively, associated with our 2021 Revolving Credit Facility, as defined below.

During the three and nine month periods ended September 30, 2021, interest expense was $3.5 million and $8.1 million, respectively, which primarily related to our prior credit facility which was extinguished on September 27, 2021.

Other income (expense), net

Other income (expense), net increased $1.1 million and $1.6 million for the three and nine month periods ended September 30, 2022, as compared to the corresponding periods in 2021, respectively, due to an increase in interest income.

Benefit from income taxes

The benefit from income taxes was $1.1 million during the three months ended September 30, 2022, as compared to $0.7 million benefit for the three months ended September 30, 2021. Our effective income tax rate was (18.5)% for the three months ended September 30, 2022, compared to 7.5% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation. The effective tax rate for the three months ended September 30, 2021 was lower than the statutory rate of 21.0% due to stock-based compensation adjustments and other permanent items.

The benefit from income taxes was $2.9 million during the nine months ended September 30, 2022, as compared to $0.6 million benefit for the nine months ended September 30, 2021. Our effective income tax rate was (22.6)% for the nine months ended September 30, 2022, compared to 7.2% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation. The effective tax rate for the nine months ended September 30, 2021 was lower than the statutory rate of 21.0% due to stock-based compensation adjustments, acquisition earnout payments, and other permanent items.

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

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$35,866	$27,277	$99,743	$76,991
SMB Solutions	42,930	28,216	120,277	77,673
Total revenue	78,796	55,493	220,020	154,664
Adjusted EBITDA
Enterprise Solutions	4,577	3,119	13,338	9,695
SMB Solutions	16,314	10,080	45,239	27,402
Total Adjusted EBITDA from reportable segments	20,891	13,199	58,577	37,097
Unallocated corporate expenses	(7,669)	(4,527)	(22,833)	(12,742)
Total Adjusted EBITDA	13,222	8,672	35,744	24,355
Reconciling items:
Interest income (expense), net	1,005	(3,486)	1,127	(8,086)
Amortization of intangible assets	(3,900)	(3,901)	(11,700)	(11,701)
Depreciation	(816)	(933)	(2,289)	(1,919)
Transaction-related expenses	—	(3,014)	38	(4,246)
Fair value adjustment of acquired deferred revenue	—	(28)	—	(122)
Stock/equity-based compensation	(3,798)	(6,603)	(10,112)	(7,163)
Restructuring charges	—	330	—	241
Income (loss) before income taxes	5,713	(8,963)	12,808	(8,641)
Benefit from income taxes	(1,057)	(671)	(2,900)	(623)
Net income (loss)	$6,770	$(8,292)	$15,708	$(8,018)
Net income (loss) margin	8.6%	(14.9)%	7.1%	(5.2)%
Adjusted EBITDA Margin - Enterprise Solutions	12.8%	11.4%	13.4%	12.6%
Adjusted EBITDA Margin - SMB Solutions	38.0%	35.7%	37.6%	35.2%

Revenue

Revenue for the Enterprise Solutions segment increased $8.6 million and $22.8 million for the three and nine month periods ended September 30, 2022, as compared to the corresponding periods in 2021, respectively, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $14.7 million for the three month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $11.9 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $2.8 million driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $42.6 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $32.5 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $9.7 million driven by an increase in Transactions Processed.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 12.8% and 13.4% for the three and nine month periods ended September 30, 2022, as compared to 11.4% and 12.6% in the corresponding periods in 2021, respectively. The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing headcount spend, partially offset by an increase in travel and entertainment costs as travel resumed following waning travel restrictions.

Adjusted EBITDA margin for the SMB Solutions segment increased to 38.0% and 37.6% for the three and nine month periods ended September 30, 2022, as compared to 35.7% and 35.2% in the corresponding periods in 2021, respectively.

The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing headcount and consulting spend, partially offset by an increase in marketing spend to drive higher trial volumes.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $293.5 million and $254.3 million, respectively, which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026 and proceeds of any borrowings under the 2021 Revolving Credit Facility will be used for general corporate purposes. As of September 30, 2022, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of September 30, 2022, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity by us would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all or access the capital markets due to volatility. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$34,114	$20,354
Net cash used in investing activities	(4,759)	(3,190)
Net cash provided by financing activities	9,807	207,310

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

Net cash provided by operating activities increased $13.8 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, due to a $22.9 million increase in net income adjusted for non-cash expense items, offset by a decrease of $9.1 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related to capital expenditures.

Net cash used in investing activities increased $1.6 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021, driven by an increase in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of net proceeds from the issuance of common stock, payment of IPO costs, proceeds and repayments on long-term and related party debt, proceeds from the exercise of stock/equity-based options, contingent consideration payments, payments of taxes related to net share settlement of equity awards, and proceeds from issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities decreased $197.5 million for the nine month period ended September 30, 2022, as compared to the corresponding period in 2021.

During the nine months ended September 30, 2022, cash provided by financing activities was $9.8 million, which was primarily driven by $11.2 million of proceeds from exercise of stock options, offset by contingent consideration payments of $1.1 million.

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

Contractual Obligations and Commitments

As of September 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our 2021 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, as previously reported in our 2021 Form 10-K, we identified deficiencies related to a lack of certain defined processes and controls over information technology, in the areas of access management, segregation of duties, change management, data governance and program development, and a lack of certain defined processes and controls over the financial statement close process. These deficiencies, when aggregated, are material weaknesses and could result in a material misstatement to our financial statements that may not be able to be prevented or detected.

Remediation Measures

We are compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. The finalization of our remediation measures is ongoing and includes the following:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Plan of Conversion.	10-Q	001-40835	2.1	11/10/2021
2.2	Plan of Reorganization.	10-Q	001-40835	2.2	11/10/2021
2.3	Certificate of Conversion of EngageSmart, Inc.	10-Q	001-40835	2.3	11/10/2021
3.1	Amended and Restated Certificate of Incorporation of EngageSmart, Inc.	10-Q	001-40835	3.1	11/10/2021
3.2	Bylaws of EngageSmart, Inc.	10-Q	001-40835	3.2	11/10/2021
4.1	Specimen Common Stock Certificate Evidencing the Shares of Common Stock.	S-1/A	333-259101	4.3	9/13/2021
10.1	Amendment No. 1 to Registration Rights Agreement, dated November 2, 2022.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EngageSmart, Inc.

Date: November 3, 2022	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer