Form 10-K
period 2022-12-31
EngageSmart, Inc.
filed 2023-02-23
CIK 1863105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company based on the closing price of the common stock on that date was $578,411,043.

As of January 31, 2023, the registrant had 166,189,389 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022, are incorporated herein by reference in Part III of this Form 10-K.

Auditor Firm ID:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, MA, United States

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations, including related to digital adoption of our software solutions, customer acquisition strategies, investment in new products and enhancement of existing products, expansion into new verticals and the pursuit of select acquisitions and/or dispositions.

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

•	We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to sustain profitability.

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

•

We are a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE") rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

iii

PART I

Item 1. Business.

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service (“SaaS”) vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of December 31, 2022, EngageSmart serves approximately 99,300 customers in the SMB Solutions segment and approximately 3,300 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

We believe the markets we serve are burdened by legacy systems and processes that result in operational inefficiencies and relatively low digital adoption from consumers. At the same time, consumers increasingly demand the convenient self-service capabilities and intuitive, frictionless, and personalized digital experiences that have become commonplace in other industries. Existing solutions are often built on legacy, hosted, or on-premises infrastructure that can lack the flexibility, scalability, and integrations required to provide advanced digital engagement capabilities. This has created a tremendous opportunity for our solutions to improve the customer experience by either replacing or augmenting the information systems used by our customers. We believe our ability to leverage our true SaaS solutions to innovate quickly and deliver enhancements to our customers on an ongoing basis is a key competitive advantage that increases digital adoption and adds value for our clients.

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

Our Solutions

We organize our solutions into two reportable segments, Enterprise Solutions and SMB Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement through electronic billing and digital payments. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. Our value proposition is focused on transforming our customers’ digital engagement through four core SaaS solutions, including:

•
SimplePractice. An end-to-end practice management and electronic health record ("EHR") platform that health and wellness professionals use to manage their practices. SimplePractice serves practitioners, who are our customers, throughout their career journey, allowing them to manage their practice development from licensure to private practice. SimplePractice enables customers to engage with their clients across both virtual and in-person settings, schedule appointments, document cases, and handle all aspects of billing and payment processing, as well as insurance claim processing on one integrated platform. Our platform also helps our customers build and grow their practices through the use of our online marketplace.
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

Our success in helping our customers simplify, streamline, and grow their businesses has allowed us to achieve significant growth. For the years ended December 31, 2022 and 2021, we generated revenue of $303.9 million and $216.3 million, respectively. For the years ended December 31, 2022 and 2021, we had net income of $20.6 million and a net loss of $9.0 million, respectively. Our Adjusted EBITDA was $49.3 million and $30.6 million for the years ended December 31, 2022 and 2021, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income (loss), the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").

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
•
Product leadership through continuous innovation. We strive to deliver the best software solutions in the verticals we target and to continue innovating around these products to maintain this product leadership. For example, in our SMB Solutions segment, SimplePractice offered integrated telehealth capabilities well before the COVID-19 pandemic, and SimplePractice continues to introduce additional features for our customers to grow their practices, such as managed billing, enhanced group practice workflows to support multiple practitioners, and an online marketplace that reinvents how practitioners connect with therapy seekers; through both a direct connection as well as through employee assistance programs and employer-sponsored health plans. In our Enterprise Solutions segment, InvoiceCloud continues to introduce new features, such as support for alternative payment methods and enhancements to our customer and payer portals. Our true SaaS model allows our customers to benefit from this innovation on release without the cost or time delays of traditional software upgrades.
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

•
Customer focus. We have a product-driven, customer-focused ethos, and we are dedicated to helping our customers simplify, streamline, and grow their businesses. We win when our customers win. For example, in our Enterprise Solutions segment, the core value proposition of InvoiceCloud is to drive digital adoption, which makes it easy for our customers to connect digitally with their clients, and for these clients to adopt paperless billing and electronic payment methods. Because we monetize InvoiceCloud on a transaction basis, everyone wins when we are successful in driving digital adoption.
•
Effective go-to-market. We have an efficient and diversified go-to-market strategy tailored to each vertical we serve. For our SMB Solutions segment, we primarily generate inbound interest for SimplePractice through search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. For our Enterprise Solutions segment, we typically integrate our solutions with our customers’ back-end core systems, and we go-to-market with a partner-assisted direct sales force, which accelerates new customer acquisition and increases retention.

Our Growth Strategies

We are focused on growing and scaling our business in a rapid yet sustainable and disciplined fashion. We intend to drive growth by executing the following key strategies:

•
Grow with existing customers. We grow with our existing customers in two ways: adding product features and additional functionality to our solutions and continuing to drive digital adoption of our existing solutions. With SimplePractice, we have a successful track record of building a complete ecosystem for health and wellness practitioners that extends beyond practice management to self-pay and insurance payments, professional websites, continuing education, digital content, and marketplace solutions. Our platform has been tailored to enable practices to grow by seamlessly adding practitioners. With InvoiceCloud, driving digital adoption enables us to capture more electronic bill payments and generate more transaction and usage-based revenue. Our ability to grow with and create value for our existing customers underpins our 117% and 119% dollar-based net retention rate as of December 31, 2022 and 2021, respectively.
•
Win new customers. Our verticals are large, underpenetrated, and non-cyclical with significant whitespace, low digital adoption, and growing usage of software and payments. We believe there is a significant opportunity to attract new customers with our current offerings in our vertical end-markets. We plan to continue winning new customers by investing in our sales force, digital marketing campaigns, improving the awareness of our brands and solutions, and building new partnerships and integrations. We intend to continue winning market share by driving product leadership and best-in-class digital adoption of our solutions.
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
•
Expand into new verticals. Many verticals are only just beginning their digital journeys, which provides a tremendous runway for growth. We intend to continue to expand into new verticals and sub verticals over time, and we are particularly attracted to verticals with low digital adoption and growing usage of software and payments. For example, the SimplePractice platform was originally built to meet the needs of mental health practitioners. Over time, we have tailored the platform to address specialties within mental health and expanded the platform to serve other health and wellness professionals such as speech language pathologists, occupational therapists, and dieticians, among others.
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

Our solutions employ micro-services, containerization, and other modern architectural concepts that provide support for zero-downtime deployments, reduced testing complexity, pipeline and delivery automation, continuous delivery, and security by design. And we are always investing in emerging technologies that will help to improve our customers’ experiences.

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

Customer Success

Our customer success teams have a deep understanding of our customer's unique needs and have developed a relationship management model accordingly. We use what we learn to continuously improve our solutions and the customer experience. As part of our customer success strategy, we have developed an efficient multi-tiered customer support organization. Our teams leverage the latest technology to interact with our clients in the method that is most comfortable to them. Whether leveraging online chat support, emails or phone, our goals are to put the customer first and efficiently serve their needs. We believe in establishing long-lasting partnerships with regular check-ins to ensure customers are realizing the most value from our solution, ultimately supporting retention and growth.

Research and Development

Research and development is a key factor that drives our product leadership, and we invest substantial time, energy, and resources to ensure we have a deep understanding of our customers’ needs in each vertical we serve. We continually innovate to deliver value-added features and focus on creating solutions that directly address our customers’ pain points. We work closely with our customers to capture their feedback, and we utilize our deep vertical domain expertise to enhance our product design. Our research and development organization consists of engineering, product, and design teams, and these teams are responsible for the design, development, testing, deployment, and ongoing support of our solutions. Research and development spend was $48.7 million for the year ended December 31, 2022, representing 16.0% of revenue, and $33.4 million for the year ended December 31, 2021, representing 15.4% of revenue.

Competition

The market for vertically tailored customer engagement software and integrated payments is highly fragmented. We primarily compete with manual processes, point solution vendors, and legacy and modern solution providers. We believe the combination of our true SaaS solutions, vertical domain expertise, customer and product focus, and exceptional talent distinguishes us from the competition.

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
True SaaS product delivery architecture
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
True SaaS product delivery architecture
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

	December 31, 2022	December 31, 2021
Customers in the SMB Solutions segment	99,324	79,857
Customers in the Enterprise Solutions segment	3,334	3,145
Total	102,658	83,002

Regulatory Environment

Healthcare laws and regulations

Our business is subject to extensive, complex and rapidly changing federal and state healthcare laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. These regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically, based on changes in regulatory agency enforcement priorities, for example. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. In addition, our consumer transactions business is subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards ("PCI-DSS").

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including health information. In particular, the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”) establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”), and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Certain of our clients are regulated as covered entities under HIPAA. As a service provider that creates, receives, maintains or transmits PHI on behalf of our covered entity customers, we are a “business associate” as defined under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, certain HIPAA requirements are also directly applicable to business associates.

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

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly. For example, California recently passed the California Consumer Privacy Act (the “CCPA”), which went into effect January 1, 2020. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our customers may be subject to the CCPA. There is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

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

Reimbursement

Our healthcare practitioner customers are subject to regulation by a number of governmental agencies, including those that administer government healthcare programs such as the Medicare and Medicaid programs. Accordingly, our healthcare practitioner customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government healthcare programs, including adjustments that have reduced or increased payments to healthcare providers and adjustments that have affected the complexity of our work and required modifications to our platforms. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a Quality Payment Program that requires provider groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an EHR, and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly, healthcare reform is causing some payors to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that adversely affect our practitioner customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our practitioner customers.

Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Patient Protection and Affordable Care Act (the “ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA and on June 17, 2021, the U.S. Supreme Court reversed the lower courts’ decision and effectively dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It remains unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA.

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

Human Capital

Employees

As of December 31, 2022, our workforce consisted of 971 employees, substantially all of which were employed on a full-time basis in the United States. We also engage contractors and consultants. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, sales personnel, and other professionals, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make EngageSmart a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements and we believe that our employee relations are strong.

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

•
Impact. Our purpose is impact. In addition to bringing delight to the everyday experience between organizations and their customers, we are committed to serving the community. This includes the places our teams are based and the entire planet.

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

Diversity, Equity, Inclusion, and Belonging ("DEI&B")

As we value diversity, equity, inclusion and belonging, EngageSmart seeks individuals of all backgrounds and experiences. We are creating an environment where everyone can thrive and it is EngageSmart’s strategy to ensure DEI&B is integrated into the fabric of our culture, our values, and our business model. Our customers are diverse, so we are building a team that is too. Through initiatives like our annual inclusion survey and our employee resource groups, we are building the cultural foundation that gives people the emotional and physical space to bring their authentic selves to work.

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

We have a large offering of health, welfare and retirement benefits that employees are eligible to participate in including medical, dental, vision, life insurance, flexible time off and paid parental leave. In addition, employees have access to various voluntary benefits including our 401(k) plan which includes a company match, flexible spending, employee assistant program ("EAP"), tuition reimbursement, pet insurance and legal insurance.

Employees are eligible to participate in our equity incentive programs. These programs include grants of stock options and restricted stock units ("RSUs") to employees, as well as an employee stock purchase plan ("ESPP"). We believe that all employees should have “ownership” in our business.

At EngageSmart, we are a team committed to bettering the lives of people and the planet. With unique talents and shared passion for positive impact, annually we select charities to support, and EngageSmart matches employee contributions for those charities. Additionally, we offer flexible schedules to empower employees to volunteer in their communities.

Health and Safety

We are committed to supporting the well-being of our employees and have continued take a proactive and supportive approach to helping our employees remain healthy and productive through the COVID-19 pandemic, including supporting our employees’ ability to work from home. As of December 31, 2022, a significant number of our employees continued to work in a remote capacity.

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

As of December 31, 2022, we held 9 issued U.S. patents related to our proprietary technologies through one or more of our subsidiary companies. If our currently issued patents are maintained until the end of their terms, they will expire between 2023 and 2026. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2022, we owned 13 registered trademarks in the United States through one or more subsidiary companies.

We also own several domain names, including www.engagesmart.com. For additional discussion of how intellectual property protection affects our business, see the section titled Item 1A. “Risk Factors—Risks Related to our Technology and Intellectual Property.”

Available Information

In connection with our initial public offering in September 2021, EngageSmart, LLC converted into a Delaware corporation pursuant to a statutory conversion, and changed its name to EngageSmart, Inc. (the “Corporate Conversion”). For information about and a complete description of our Corporate Conversion, refer to Note 12 - Stockholders' Equity in our consolidated financial statements beginning on page F-1 of this Annual Report. As used in this Annual Report, references to "EngageSmart," “we,” “us,” “our,” “our company,” “Company,” and “our business” refer, prior to the Corporate Conversion, to EngageSmart, LLC, and after the Corporate Conversion, to EngageSmart, Inc.

Our internet address is www.engagesmart.com. We make available free of charge on our website a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Moreover, our rapid growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We grew from 592 employees as of December 31, 2020 to 971 employees as of December 31, 2022, substantially all of which were employed on a full-time basis. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow or grow sufficiently to offset the costs associated with increased headcount. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures, and we may not be able to do so effectively. Furthermore, some members of our management do not have significant experience managing a large public company, so our management may not be able to manage such growth effectively. In managing our growing operations, we are also subject to the risks of over-hiring, over-compensating our employees, and over-expanding our operating infrastructure. As a result, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating income.

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

Our solutions are term-based. In our Enterprise Solutions segment, the majority of our contracts are for three-year terms, but we have many contracts which must be renewed on a quarterly basis. In our SMB Solutions segment, substantially all of our contracts must be renewed on a monthly basis. In order for us to maintain or improve our results of operations, it is important that our customers do not terminate their contracts with us, renew their contracts with us when their terms expire, and renew on the same or more favorable terms. For our transaction-based arrangements, it is important that our customers process significant volume with us. Our customers have no obligation to renew their contracts with us, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of solutions. Historically, some of our customers have elected not to renew their contracts with us for a variety of reasons, including as a result of changes in their strategic information technology priorities, budgets, costs and, in some instances, due to competing offerings. Our renewal rates may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our solutions or our pricing, the effectiveness of our customer support services, mergers, acquisitions, dispositions, and other strategic transactions affecting our customer base, global economic conditions, and the other risk factors described herein. Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more senior management and established procurement functions. As a result, we cannot assure you that customers will renew their contracts with us or increase their usage of our solutions. If our customers do not renew their contracts with us or renew on less favorable terms or if we are unable to expand our customers’ use of our solutions, our business, results of operations, and financial condition may be adversely affected.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to sustain profitability.

We incurred operating losses in the past, including in the years ended December 31, 2021 and December 31, 2020. Our operating expenses may increase substantially in the foreseeable future as we continue to expend financial resources to grow our business, including to build new products and add features and functionality to existing products; expand our sales force and marketing to win new customers; expand into new verticals; pursue strategic acquisitions or strategic investments; improve our technology infrastructure, including systems architecture, scalability, availability, performance and network security; comply with laws and regulations; and invest in general administration, including increased legal and accounting expenses associated with being a public company. The increased costs associated with these and other investments we may make in our business may fail to generate the expected benefits. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, operating results, and financial condition will be harmed, and we may not be able to sustain profitability in the near term or over the long term.

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

To grow our business, we have expanded and will continue to seek to expand our existing relationships and establish additional relationships with our partners. Establishing such relationships, particularly with core system providers and other large enterprises, entails extensive sales and marketing efforts with no guarantee of success. Sales and marketing to large organizations involve risks that may not be present, or that are present to a lesser extent, with sales and marketing to other, smaller organizations. We must invest significant time educating and selling to multiple management and technical decision-makers to obtain their support. In addition, we may be required to meet wide-ranging and detailed ancillary requirements. For example, insurance and consumer finance organizations generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing customer billing and payment data on our solutions. Adoption is also frequently subject to budget constraints and unplanned administrative, processing and other delays, including considerable efforts to negotiate and document relationships. Further, deployment of solutions and integration with partners’ software requires significant effort. If we are unable to increase adoption of our solutions by partners and manage the costs associated with marketing our solutions to potential partners and integrating with their systems, our business, operating results and financial condition may be adversely affected. In addition, if we are unsuccessful in establishing, growing or maintaining partnerships, our ability to compete could be impaired, and our operating results may suffer. If we lost one or more of our largest partnerships, we could also lose associated customer relationships or payment channels and our business, operating results and financial condition could be harmed.

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
•
the effects of dispositions of solutions and other assets;
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

We derive most of our revenue from our InvoiceCloud and SimplePractice solutions, which comprised, in the aggregate, over 90% and 88% of our revenue for the years ended December 31, 2022 and 2021, respectively. Our InvoiceCloud and SimplePractice solutions are sold in the highly competitive markets of billing/payments and healthcare, respectively, and there can be no assurance that we will be able to continue to compete effectively in such markets in the future. Because we derive a significant majority of our revenue from our InvoiceCloud and SimplePractice solutions, any material decline in revenue derived from those solutions would have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic could have a material adverse impact on our employees, customers, partners, clients and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services in the United States, where we generate substantially all of our revenue, and worldwide, where we may target future growth. It has also caused extreme societal, economic and financial market volatility, resulting in business shutdowns and a global economic downturn. The magnitude and duration of the COVID-19 pandemic and the magnitude and duration of its effect on business activity cannot be predicted with any certainty. In addition, as the COVID-19 pandemic subsides, we cannot predict how our business may be impacted.

In light of the uncertainty relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, customers and partners, such as implementing remote working capabilities and previously temporarily eliminated corporate travel to comply with various state policies and restrictions, and we may take further precautionary measures as needed. These precautionary measures and policies could negatively impact employee productivity, training and collaboration or otherwise disrupt our business operations. In addition, such restrictions could impact certain of our sales efforts, marketing efforts and implementations, adversely affecting the effectiveness of such efforts in some cases and potentially inhibiting future growth.

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

Industries in which we operate depend heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. Global market and economic conditions have been and continue to be, disrupted and unstable. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average payment amounts of transactions made using electronic bill payments, reducing the number of customers that use our SimplePractice solution, and reducing other types of transactions through our solutions. Relatedly, a reduction in the amount of consumer spending could result in a decrease in our revenue and profit. For example, if our customers present fewer bills to clients using electronic billing or clients making electronic bill payments spend less per transaction, we will have fewer transactions relying on our solutions or lower transaction amounts, each of which would contribute to lower revenue. Additionally, in our SimplePractice solution, despite the cost benefits that we believe our practice management solutions provide, prospective practitioner customers may delay contract decisions or be reluctant to make any material changes in their established business methods based upon the economic climate. With a reduction in tax revenue, state and federal government healthcare programs, including reimbursement programs such as Medicaid or initiatives under the ACA, may be reduced or eliminated, which could negatively impact the payments that our practitioner customers receive. These developments could have a material adverse impact on our business, operating results and financial condition.

Further downturns in the economy could force our customers or partners or their clients to close or declare bankruptcy, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We have a certain amount of fixed and other costs, including rent and salaries, which limits our ability to quickly adjust costs and respond to changes in our business and the economy. We are also subject to the risks of inflation, which may increase our costs, and we may not be able to charge more for our solutions to offset the increase in costs. Changes in economic conditions could also adversely affect our future revenue and profit and cause a materially adverse effect on our business, operating results and financial condition.

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

We depend on third-party payment processors to process bill payments made through our solutions, including payments made by or though credit and debit cards, ACH transfers, eChecks and PayPal. The per-transaction settlement fees we pay under our agreements are significant. Rapid industry consolidation and reduced competition among payment processors could lead to higher settlement fees that we are not able to pass along to our customers. We also rely on payment processors to collect and store payment card information and provide certain fraud detection services. Our multi-year agreements with payment processors contain industry-standard terms and conditions, including technical requirements for the facilitation of payments and the settlement of transactions and chargebacks. These agreements also obligate us to comply with payment networks’ security standards and guidelines, and to reimburse the payment processors for any fines they are assessed by payment networks as a result of any violations by us of the operating rules, procedures, and standards established by payment networks, such as Visa, Mastercard American Express, NACHA and INTERAC (the “Payment Network Rules”).

If any of our third-party payment processors were to terminate their relationship with us or cease providing us or our customers with payment processing services, whether as a result of a failure by us to meet our contractual obligations or for other reasons, or if any of them were to refuse to renew its agreement with us on commercially reasonable terms, we would need to engage one or more alternate payment processors. In that case, we could experience service interruptions and incur significant expenses in transitioning to or arranging for replacement payment processing services. Such interruptions could also negatively impact our reputation and our relationships with existing or potential customers and partners, as well as, under certain contracts with our customers, cause us to become obligated to provide service credits or refunds under our service level commitments. Likewise, our third-party payment processors have in the past and may in the future experience outages that have and may cause the temporary loss of the ability to process transactions through our solutions. If any of our third-party payment processors fails to meet our standards and expectations, becomes compromised or suffers errors, outages or vulnerabilities, the ability to process transactions through our solutions may be interrupted or suspended until such issues have been remedied or we have engaged one or more alternate payment processors.

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

Our investment in these programs could adversely affect our short-term profitability. Additionally, we may fail to successfully implement these programs or to increase substantially adoption of our electronic payment method by customers who pay for the service. This would impact revenues adversely and cause our business to suffer.

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

Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate, retain and train other personnel. Competition for well-qualified personnel in all aspects of our business, including sales personnel, customer services personnel and software engineers, is intense. Our recruiting efforts focus on elite organizations and our primary recruiting competitors are well-known, high-paying technology companies. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees, and we may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.

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
•
other potential interruptions.

Any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third- party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with the services they provide. We have experienced failures by third-party providers’ systems which resulted in a limited interruption of our system, although this failure did not result in any claims against us. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities.

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

While primarily all of our employees are based in the United States, we have attempted to control our operating expenses by utilizing lower cost contractors and third-parties in foreign locations such as Ukraine, Jamaica, South America, the European Union and Costa Rica and we may in the future expand our reliance on offshore labor to other countries. For example, we outsource certain of our call center operations to a third-party company in Jamaica. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest, such as the current situation with Ukraine and Russia or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries, including in light of the developing conflict between Russian and Ukraine, which has, on occasion, caused certain of our contractors to be displaced, could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, there may be an increased risk of cybersecurity attacks due to the current conflict between Russia and Ukraine, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. Any increase in such attacks on us or our third-party providers or other systems could adversely affect our network systems or other operations.

The practice of utilizing contractors based in foreign locations has come under increased scrutiny in the United States. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to customers or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor.

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

Payment networks establish their own Payment Network Rules, that allocate liabilities and responsibilities among the payment networks and their participants. These rules, procedures and standards, including the PCI-DSS, govern a variety of areas, including how consumers may use their cards, the security features of cards, security standards for processing, data protection, information security, and allocation of liability for certain acts or omissions, including liability in the event of a data breach. Participants are subject to audits by the payment networks to ensure compliance with applicable rules and standards.

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

In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including, among others, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, HIPAA, and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data.

All states in which we operate have laws that protect the privacy and security of sensitive and personal data. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the CCPA, which came into force in 2020, gives California consumers expanded privacy rights and protections, including the right to access and delete certain personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations and a private right of action for data breaches. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. While certain information that we maintain in our role as a “business associate” under HIPAA may be exempt from the CCPA, other personal information that we process outside of our role as a HIPAA business associate for or about California consumers may be subject to the CCPA. The expiration of the moratorium on January 1, 2023 on certain of the CCPA’s requirements as applied to personal information of a business’s employees and related individuals may increase our compliance costs and our exposure to public and regulatory scrutiny, costly litigation, fines and penalties.

Additionally, the California Privacy Rights Act (the “CPRA”) came into force on January 1, 2023 and imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The interpretation and enforcement of the CCPA and many aspects of the CPRA remain unclear, and the effects of the CCPA and the CPRA are potentially significant. Provisions of the CCPA and CPRA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.

Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification to affected individuals, state officers, and others in the event of security breaches involving unauthorized access to personal information. Further, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, which could mark the beginning of a trend toward more stringent privacy legislation in other U.S. states and which have prompted a number of proposals for new federal and state-level privacy legislation. This legislation, if passed, may add additional complexity, require additional investment of resources in compliance programs, adversely impact our business strategies and increase our potential liability. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.

We are also subject to certain obligations under HIPAA, as well as certain state laws and related contractual obligations concerning the privacy and security of medical or health-related information. Among other provisions, HIPAA imposes obligations on certain healthcare providers, health plans and healthcare clearing houses (“covered entities”) relating to the privacy and security of PHI. Under HIPAA, before disclosing PHI to a service provider for a business purpose, the covered entity must enter into a written agreement with the service provider (“business associate”) relating to HIPAA privacy and security requirements. In addition to our obligations under these agreements with our covered entity customers, we may also be directly liable for compliance with certain HIPAA provisions. Among other things, HIPAA requires business associates to: (1) maintain physical and technical and administrative safeguards to prevent PHI from misuse, (2) report security incidents and other inappropriate uses or disclosures of the information to the covered entity and (3) assist covered entities with certain of their duties under HIPAA, including responding to an individual’s request to access, correct, restrict, or provide accounting of disclosures related to PHI that a covered entity, and an associated business associate, maintains about that individual. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents. Ongoing implementation and oversight of these measures involves significant time, effort and expense and we may have to dedicate additional time and resources to ensure compliance with HIPAA requirements. In addition, HIPAA requirements, and enforcement priorities, are subject to change, which may expose us to additional regulatory scrutiny and increase our costs for compliance. For example, on December 10, 2020, the Office of Civil Rights (“OCR”) within the Department of Health and Human Services (“HHS”), issued a Notice of Proposed Rulemaking (“NPRM”), which would, among other things, reduce the length of time for a covered entity to respond to an individual’s right of access request.

For covered entities (i.e., certain of our customers), HIPAA mandates individual notification in instances of breaches of PHI and specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach,” though many state breach notification laws require notifications to be provided sooner. If a breach affects 500 patients or more, it must be reported to HHS, without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 individuals or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. In our role as a business associate, although HIPAA mandates only that the business associate provide notice of the breach of PHI to the covered entity, some of our customer agreements may require that we provide notifications to the affected individuals and regulators on the covered entity’s behalf. Any notifications, including notifications to the public, could harm our business, financial condition, results of operations, and prospects.

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

In particular, the EU General Data Protection Regulation and UK General Data Protection Regulation and UK Data Protection Act 2018 (together, the “GDPR”) regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection for such personal data, including the United States. Under the GDPR, a data exporter must implement appropriate safeguards such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission (in the case of transfers from the European Economic Area (“EEA”)) or by the Information Commissioner’s Office (in the case of transfers from the UK) unless a specific derogation applies. Our clients or partners subject to the GDPR will need to comply with these requirements and may require us to enter into SCCs which require us to implement certain privacy obligations. Failure to implement these contractual obligations could result in breach of contract claims, expose us to third party beneficiary claims from data subjects, and to regulatory action by European data protection authorities. In July 2020 the European Court of Justice invalidated the EU-US Privacy Shield framework (an adequacy decision approved by the European Commission for transfers to the United States), which provided a mechanism for the transfer of data from European Union member states to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. The European Court also advised that SCCs were not alone sufficient to protect personal data transferred to the third countries such as the United States. Use of the data transfer mechanisms such as SCCs must now be assessed on a case-by-case basis by data exporters, with the assistance of data importers where required, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Further, on June 4, 2021 the European Commission finalized new versions of the SCCs, which came into effect under the Implementing Decision on June 27, 2021 (the "New SCCs"). Under the Implementing Decision, organizations that rely on SCCs to transfer data had until December 27, 2022 to update any existing agreements, and must incorporate the New SCCs into new agreements. As a result of this continued legislative activity and to comply with the Implementing Decision and the new Standard Contractual Clauses, our clients and partners may require us to enter into the New SCCs which will require us to implement additional safeguards to further enhance the security of data transferred out of the EEA/UK, which could increase our compliance costs, expose us to further liability for any breach of contract claims and therefore adversely affect our business. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

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

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. One example of such a self-regulatory standard is the PCI-DSS, which relates to the processing of payment card information. In the event we are required to comply with the PCI-DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Because the interpretation and application of privacy, data protection and information security laws, regulations, rules and other standards are still uncertain, it is possible that these laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

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

As a participant in the healthcare industry, our operations and relationships, and those of our healthcare and wellness practitioner customers, are regulated by a number of federal, state, and local governmental agencies. The impact of these laws and regulations can adversely affect us. In addition, the inability of our healthcare practitioner customers to use our technology solutions in a manner that complies with those laws and regulations could affect the marketability of our technology solutions or even expose us to claims, litigation and substantial liability. A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for items or services that may be paid for by any federal or state healthcare program and, in some instances, any private program. These laws are complex, and their application to our specific healthcare solutions, services, and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Of particular importance are the following:

•
the federal AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration (other than those that satisfy specific “safe harbors”) in return for referring, ordering, leasing, purchasing, recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any government healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
the federal FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the FCA. The government has prosecuted practice management service providers for causing the submission of false or fraudulent claims in violation of the FCA, and vendors of EHR software for, among other things, misrepresenting the capabilities of their software and payment of kickbacks to certain customers in exchange for promoting their products in violation of the federal AKS and FCA. Moreover, suits filed under the FCA, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement;
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

Many of the federal healthcare reform initiatives of the last decade have impacted us and our healthcare practitioner customers and continue to evolve. The American Reinvestment & Recovery Act (“ARRA”), passed in 2009, included the Health Information Technology for Economic and Clinical Health (“HITECH Act”). The HITECH Act introduced an incentive program linked to the “meaningful use” of EHR technology, an effort led by the CMS and the Office of the National Coordinator for Health IT (“ONC”). The ACA, passed in 2010, extended these incentive payments.

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

The MACRA, enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments under the Medicare Physician Fee Schedule to “eligible clinicians,” including physicians and other practitioners. Under MACRA, eligible clinicians must participate in either the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Model (“Advanced APM”). MIPS generally consolidates three programs: the Physician Quality Reporting System, the Value-based Payment Modifier program, and the Medicare EHR incentive program. Under this consolidated system, eligible clinicians report on metrics related to quality, clinical practice improvement activities and the use of certified EHR technology. Eligible clinicians may receive a positive or negative payment adjustment based on their reported metrics as compared to their peers. Eligible clinicians are not required to participate in MIPS if they are part of an Advanced APM, which can include certain accountable care organizations and other new payment models. CMS has structured these programs to incentivize clinicians to join Advanced APMs instead of participating in MIPS, though its results to date have been mixed. As such, the implications of MACRA and MIPS are uncertain and will depend on future regulatory activity and healthcare provider activity in the marketplace. If in the future we decide to position our solutions for MACRA and MIPS, compliance with applicable standards will need to be continuously monitored, and there can be no assurances that we will be able to maintain such standards and compliance. Any failure to successfully adapt our solutions either to MACRA and MIPS, or to the shift towards Advanced APMs and other value-based payment models, could have a material effect on our business, results of operations and financial condition.

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

With the passing of the MACRA in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology nationwide by December 31, 2018. The 21st Century Cures Act (“Cures Act”), which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In May 2020, ONC and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces ("APIs") that connect to provider EHRs. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. From April 5, 2021, developers of EHRs and other health IT products, such as us, are subject to the “information blocking” condition of certification under the ONC rule, which includes a number of new certification and maintenance of certification requirements that have to be met in order to maintain approved federal government certification status. Meeting and maintaining this certification status will require additional development costs. We have made and continue to make investments in building data interoperability capabilities, and continue to evaluate the potential impact of the CMS and ONC final rules, and we anticipate significant impacts from the new information blocking rules. We also expect expanded surveillance by federal agencies of certified HIT and its use by our customers. Under the Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified health IT developers found to be in violation of “information blocking.” Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

Our and our customers’ and partners’ communications with existing and potential clients are subject to laws regulating telephone and email marketing practices, and our or their failure to comply with such communications laws could adversely affect our business, operating results, and financial condition and significantly harm our reputation.

Our solutions enable our customers and partners to communicate directly with their clients, including via email, text messages and telephone calls. Our solutions also enable recording and monitoring of calls between our customers and partners and their clients for training and quality assurance purposes. On occasion, we also send communications directly to clients. These activities are subject to a variety of U.S. state and federal laws, rules, and regulations, such as the TCPA, the CAN-SPAM Act of 2003 (the “CAN-SPAM Act”), and others related to telemarketing, recording, and monitoring of communications. The TCPA prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. The TCPA, the CAN-SPAM Act and other communications laws, rules, and regulations are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making compliance efforts more challenging. We and our customers and partners may be required to comply with these and similar laws, rules, and regulations. To comply with these laws, rules, and regulations, in some cases we rely on our customers and partners to obtain legally required consents from their consumers to receive communications sent using our solutions. We cannot, however, be certain that our or their efforts to comply will always be successful. Our business could be adversely affected by changes to the application or interpretation of existing laws, rules and regulations governing our solution's communication capabilities, or the enactment of new laws, rules and regulations, and by our and our customers’ and partners’ failure to comply with such laws, rules and regulations in using our solutions. If any of these laws, rules or regulations were to significantly restrict our or our customers’ or partners’ ability to use our solutions to communicate with existing and potential clients, we may not be able to develop adequate alternative communication modules for our solutions. Further, our or our customers’ or partners’ non-compliance with these laws, rules, and regulations could result in significant financial penalties, litigation, including class action litigation, consent decrees and injunctions, adverse publicity, and other negative consequences, any of which could adversely affect our business, operating results, and financial condition and significantly harm our reputation.

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

Our solutions must integrate with a variety of software suites, applications and other technologies that are developed by third parties, and we need to continuously modify and enhance our solutions to adapt to changes in such software and other technologies. In particular, we have developed our solutions to be able to easily integrate with key third-party applications of our software partners. We are typically subject to standard terms and conditions of providers of software or other technology, which govern the distribution and operation of such software and other technologies and are subject to change by such providers from time to time. Our business may be harmed if any provider of such software or other technologies:

•
discontinues or limits our access to its software or other technologies;
•
modifies its terms of service or other legal terms or policies, including by raising fees or placing additional restrictions on us;
•
changes how information is accessed by us or our customers or partners or their clients;
•
has performance or other problems that affect the operation or perception of our platform, products or services;
•
establishes exclusive or more favorable relationships with one or more of our competitors; or
•
develops or otherwise favors its own competitive offerings over our solutions.

For example, to deliver comprehensive solutions, we integrate our solutions with offerings of popular software providers, through APIs made available by these software providers. If any providers of software or other technologies change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs or alter the terms governing their use in a manner that is adverse to our business, our ability to provide the synchronized capabilities will be impaired, which could significantly diminish the value of our solutions and harm our business, operating results and financial condition.

Third-party services and products are constantly evolving, and we may not be able to modify our solutions to assure its compatibility with that of other third parties as they continue to develop or emerge in the future, or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of our solutions with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our solutions. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our solutions or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our solutions with these products could be adversely affected, and our business, results of operations and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party software suites, applications and other technologies in the future, our business, results of operations and financial condition would be harmed.

Furthermore, the functionality of our solutions also depends on our and our partners’ ability to integrate our solutions with their offerings. These partners periodically update and change their systems, and although we have been able to adapt our solutions to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future or in a way such that our customers or partners or their clients are satisfied with the quality of work performed by us or with the technical support services rendered. In particular, if we are unable to adapt to the needs of our partners’ platforms, software and solutions, our customers’ and partners’ operations may be disrupted, which could result in disputes with our customers or partners or their clients or other third parties, and we may incur additional costs to address the situation. Additionally, our customers and partners may terminate their relationship with us, and we may lose access to large numbers of customer referrals as a result.

Any negative publicity related to our solutions may adversely affect our reputation, business, operating results and financial condition, regardless of its accuracy, and whether or not our solutions are actually the ultimate cause of any poor performance.

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

Our third-party service providers are ultimately responsible for maintaining their own network security, disaster recovery and system management procedures, and our review processes for such providers may be insufficient to identify, prevent or mitigate adverse events. The owners and operators of our current and future hosting facilities do not guarantee that our customers’ or partners’ or their clients’ access to our solutions will be uninterrupted, error-free or secure. We or our third-party service providers have in the past, and may in the future, experience website disruptions, outages and other performance problems. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience service interruptions or delays in the future. We depend on our third-party service providers to protect their infrastructure against damage, interruption and other performance problems, to maintain their respective configuration, architecture and interconnection specifications and to protect information stored by such providers, and we also depend upon internet service providers for the transmission of data. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage and transmission services we use.

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

Also, in the event of damage to our systems or interruption of our services, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition. In addition, certain of our third-party service providers are required to notify us if they experience a security breach or unauthorized disclosure of certain personal information, or, in some cases, confidential data or information of ours or our customers, partners or clients, and their failure to timely notify us of such a breach or disclosure may cause us to incur significant costs or otherwise harm our business.

Our solutions are accessed by many customers, partners and clients, often at the same time. As we continue to expand the number of our customers, partners and clients, as well as the number of products available through our solutions, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services.

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

Our solutions incorporate software modules licensed to us by third-party authors under “open-source” licenses, and we expect to continue to incorporate open-source software in our solutions in the future. Some open-source licenses have so called “copy-left” provisions, which may require those who distribute open-source software as part of their own software product to provide the source code to their software to licensees and permit the licensees to make derivative works, may prohibit charging fees to licensees in connection with the licensing of the software product, and may also impose attribution requirements.

While we try to use open-source code in a manner that we believe does not subject our proprietary solutions to copy-left provisions, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide, or distribute our solutions related to, the open-source software subject to those licenses. In addition, the public availability of such software may make it easier for others to compromise our solutions, and licensors of open-source software generally do not provide warranties and limit their liability to the fullest extent permitted. Accordingly, we may not have any recourse against the open-source licensors if our solutions are compromised or we incur other problems due to an issue with the open-source software. Although we generally monitor our use of open-source software to avoid subjecting our solutions to conditions we do not intend and to try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, or could be claimed to have occurred. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate it into their products. Likewise, we could become subject to lawsuits and face claims from third parties claiming ownership of, or demanding release of, any open-source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated solutions. Litigation could be costly for us to defend, have a negative effect on our business, operating results and financial condition or require us to devote additional research and development resources to change our products. If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties, to continue providing our offerings on terms that are not economically feasible, to re-engineer our solutions (which could involve substantial time and resources), to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

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

Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. Although we have been issued patents in the United States and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or obtain the coverage originally sought. In addition, our existing patents, as well as the patents we obtain in the future may not provide us with competitive advantages or may be successfully challenged by third parties, which could result in them being narrowed in scope or declared invalid or unenforceable. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology or file suit against us. We also may allow certain of our registered intellectual property rights, or our pending applications for intellectual property rights, to lapse or to become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is not worthwhile. Despite our efforts to protect our intellectual property and proprietary rights, there can be no guarantee that such rights will be sufficient to protect against others offering products or services that are substantially similar to ours, to prevent them from independently developing similar products, designing around our patents, adopting trade names or domain names similar to ours, or attempting to copy aspects of our technology and using information that we consider proprietary to compete with us, thereby impeding our ability to promote our solutions and possibly leading to customer or client confusion.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer or otherwise obtain and use our technology, systems, methods, processes, intellectual property and other information that we regard as proprietary to create solutions that compete with ours. Policing unauthorized use of intellectual property and technology can be expensive and time consuming, and regardless of what measures we take, we cannot guarantee that we will be able to detect unauthorized uses. Even if we detect unauthorized uses, we cannot be certain that we will be able to successfully enforce our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources. Further, our enforcement efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights and may result in a court determining that our intellectual property is invalid or unenforceable. Any changes in, or unexpected interpretations of, intellectual property laws may also compromise our ability to enforce our intellectual property rights. Failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our competitive position and materially and adversely affect our business, operating results and financial condition.

In addition, while we rely in part on confidentiality and intellectual property assignment agreements with our employees and contractors involved in the development of material intellectual property for us, which place restrictions on the employees’ and contractors’ use and disclosure of this intellectual property, these assignments in these agreements may not be self-executing, and the confidentiality provisions may not be sufficient in scope, may be unenforceable, or may otherwise not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. We cannot guarantee that we have entered into such agreements with each person or entity that may have or have had access to our trade secrets or proprietary information or otherwise developed intellectual property or technology for us. Individuals who were involved in the development of intellectual property for us or who had access to our intellectual property but who are not subject to these agreements may make adverse ownership claims to our current and future intellectual property. Further, these agreements may be breached, and as a result, our trade secrets and other proprietary information may be disclosed or become known to our competitors, which could cause us to lose any competitive advantage, and we may not have adequate remedies for such breaches. Additionally, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting works of authorship, know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our solutions by copying their functionality.

Obtaining and maintaining effective patent, copyright, trademark, service mark, trade secret and domain name protection is time-consuming and expensive. Accordingly, we do not and may not own registered trademarks for all trademarks and logos used in our business in all of the jurisdictions in which we operate or may operate in the future. We may also choose not to seek patent protection for all patentable inventions, and we have chosen not to seek the registration of copyrights in our software solutions. Further, we have and may in the future employ individuals who previously were employed by our competitors, and, as a result, those competitors may bring claims against such individuals or us alleging their intellectual property rights have been infringed, misappropriated or otherwise violated.

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

Companies in the software and technology industries, including some of our current and potential competitors, own significant numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. We cannot guarantee that our intellectual property rights will be able to withstand all third-party challenges. There is also a risk that the litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from practicing such third party’s intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products or cease business activities that infringe such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We could also face trademark infringement claims brought by owners of other registered or unregistered trademarks that are similar to ours. Any such claims could damage our reputation, force us to rebrand and could adversely affect our growth prospects.

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

Some of our business relies on key technologies developed or licensed by third parties. These third-party software components may become obsolete, defective or incompatible with future versions of our services, relationships with the third-party licensors or technology providers may deteriorate, or our agreements with the third-party licensors or technology providers may expire or be terminated. Additionally, these licensed technologies and software may not be available to us in the future on terms that are acceptable, or at all, or that allow our solutions to remain competitive. Our inability to obtain licenses on favorable terms could have a material and adverse effect on our business and results of operations. Furthermore, incorporating intellectual property or technology licensed from third parties on a non-exclusive basis in our solutions could result in competitors licensing the same intellectual property or technology in order to provide similar solutions to ours.

Risks Related to Taxation Matters

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $1.8 million and $12.5 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2032. We continue to evaluate the utilization of state net operating loss carryforwards. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, under Sections 382 and 383 of the Internal Revenue Code ("IRC") of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, causing additional limitations beyond what we are already subject to. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

For tax years beginning after December 31, 2021, the Tax Act eliminated the option to deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the IRC. For the tax year ended December 31, 2022, this tax law change did not result in any U.S. federal tax liability due to the use of existing U.S. federal net operating loss carryforwards and research and development credits. However, for any future tax years, this tax law change may harm our results of operations by effectively increasing our future tax obligations.

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

The recently enacted Inflation Reduction Act introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The U.S. government may enact further significant changes to the taxation of business entities. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict the ultimate impact of the Inflation Reduction Act or any such further changes on our business.

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

As of December 31, 2022, we had no outstanding indebtedness. We may incur additional indebtedness in the future, including borrowings under our senior secured revolving credit facility with commitments in an aggregate principal amount of $75.0 million (the “2021 Revolving Credit Facility”). Our indebtedness could have significant effects on our business, such as:

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

In addition, if we incur debt, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition, and results of operations.

Restrictions imposed by our indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our 2021 Revolving Credit Facility restrict us and our restricted subsidiaries from engaging in specified types of transactions. These covenants restrict our ability, and that of our restricted subsidiaries, to, among other things:

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
•
change their fiscal year.

A breach of any of these covenants, or any other covenant in the documents governing our 2021 Revolving Credit Facility, could result in a default or event of default under our 2021 Revolving Credit Facility. In the event of any event of default under our 2021 Revolving Credit Facility, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our 2021 Revolving Credit Facility. We have pledged substantially all of our assets as collateral securing our 2021 Revolving Credit Facility and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event that the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under our 2021 Revolving Credit Facility or other outstanding indebtedness would also likely have a material adverse effect on us.

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

As of December 31, 2022, General Atlantic owns approximately 59% of the outstanding shares of our common stock. As long as General Atlantic owns or controls a majority of our outstanding voting power, General Atlantic will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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
•
the exclusive right (subject to certain rights granted pursuant to our stockholders agreement) of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
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

Our Amended Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or of our certificate of incorporation or our bylaws, or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

As of December 31, 2022, we had 483,918,989 shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2022, we had approximately 4,723,325 options outstanding, which could be exercisable following the satisfaction of vesting conditions into approximately 4,723,325 shares of common stock. As of December 31, 2022 we had 2,336,745 restricted stock units outstanding. As of December 31, 2022, we had 12,354,217 remaining available for future grant under our 2021 Plan and 2,155,456 shares available for future issuance under the 2021 Employee Stock Purchase Plan ("2021 ESPP"). Any common stock that we issue, including under our 2021 Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock.

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

As of December 31, 2022, we had 166,081,011 shares of common stock outstanding. In addition, 21,569,743 shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our 2021 Plan and 2021 ESPP are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Moreover, General Atlantic, Summit and Robert P. Bennett, our Chief Executive Officer and a director, have certain rights to require us to register the sale of common stock held by such stockholders, including in connection with underwritten offerings, subject to the terms of the registration rights agreement. Sales of significant amounts of stock in the public market or the perception that such sales may occur, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company issues adverse or misleading research or reports regarding us, our business model, our stock performance or our market, or if our operating results do not meet their expectations, our stock price could decline.

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

General Risk Factors

We incur, and expect to continue to incur, significant costs and devote substantial resources and management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.” In addition, the requirements of being a public company may affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC, and the NYSE, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In addition, the rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure create uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. Furthermore, these rules and regulations require us to incur legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Once we cease to be an “emerging growth company,” we will not be entitled to the exemptions provided in the JOBS Act. After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Although the material weaknesses that we previously disclosed have been remediated as of December 31, 2022, there can be no assurance that we will not identify additional material weaknesses in the future. If we identify material weaknesses in the future and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Moreover, we cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of expenses during the reporting periods. We base our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve revenue recognition, valuation of goodwill and intangible assets, stock-based compensation and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The increasing focus on environmental, social and governance practices (“ESG”) could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to develop and execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

Holders

As of January 31, 2023, we had approximately 49 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street" name accounts through brokers.

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

Performance Graph

The following graph and table illustrate the total return from September 23, 2021, the date our shares began trading on the NYSE, through December 31, 2022, for (i) our common stock, (ii) the NYSE Composite Index, and (iii) the S&P North American Technology Software Index. The graph and the table assume that $100 was invested on September 23, 2021 in each of our common stock, the NYSE Composite Index, and the S&P 500 North American Technology Software Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return Since IPO
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
9/23/2021
12/31/2021
12/31/2022
EngageSmart
NYSE Composite Index
S&P North American Technology Software Index

	September 23, 2021	December 31, 2021	December 31, 2022
EngageSmart, Inc.	$100.00	$70.69	$51.58
NYSE Composite Index	100.00	103.60	91.65
S&P North American Technology Software Index	100.00	95.26	60.77

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of December 31, 2022, we serve approximately 99,300 customers in the SMB Solutions segment and approximately 3,300 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

Our vertically tailored solutions include software and payment tools that automate mission-critical business workflows for customers across our verticals. Our value proposition is focused on transforming our customers’ digital engagement through four core SaaS solutions, including:

•
SimplePractice. An end-to-end practice management and electronic health record ("EHR") platform that health and wellness professionals use to manage their practices. SimplePractice serves practitioners, who are our customers, throughout their career journey, allowing them to manage their practice development from licensure to private practice. SimplePractice enables customers to engage with their clients across both virtual and in-person settings, schedule appointments, document cases, and handle all aspects of billing and payment processing, as well as insurance claim processing on one integrated platform. Our platform also helps our customers build and grow their practices through the use of our online marketplace.
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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we typically integrate directly with our customers’ core software systems and utilize a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the year ended December 31, 2022, this segment generated 46% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the year ended December 31, 2022, this segment generated 54% of total revenue.

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

As of December 31, 2022 and 2021, our dollar-based net retention rate was 117% and 119%, respectively.

Impact of COVID-19 and Inflationary Pressure on Our Business

The COVID-19 pandemic continues to affect global economic activity and create macroeconomic uncertainty, and has impacted our customers and partners, which has in the past and may in the future ultimately affect our business operations and results. During the second half of 2021, the impact of the COVID-19 pandemic on our solutions began to decrease and our operating results began to normalize. The COVID-19 pandemic did not have a material adverse effect on our results of operations in 2022. We will continue to prioritize the safety of our employees, customers, their clients and communities in which we operate.

In 2022, rates of inflation have been rising across many jurisdictions around the world, including the United States. We believe our business is resilient against the impacts of rising inflation and inflation did not have a material impact on our results of operations in 2022.

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

Number of Customers

We serve a wide variety of customers across our verticals. The majority of our customers are based in the United States. For the purpose of measuring our key business metrics, we define customers as individuals or entities with whom we directly contract to use our solutions. The total number of customers for each of our segments is presented below.

	December 31, 2022	December 31, 2021
Customers in the SMB Solutions segment	99,324	79,857
Customers in the Enterprise Solutions segment	3,334	3,145
Total	102,658	83,002

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

	Year Ended December 31,
	2022	2021
	(in millions)
Transactions Processed	146.8	111.4

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

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Net income (loss)	$20,593	$(8,965)
Net income (loss) margin	6.8%	(4.1)%
Adjusted EBITDA	$49,344	$30,645
Adjusted EBITDA Margin	16.2%	14.2%

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

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$232,070	$161,158
Gross margin	76.4%	74.5%
Adjusted Gross Profit	$239,342	$167,895
Adjusted Gross Margin	78.8%	77.6%

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

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Net income (loss)	$20,593	$(8,965)
Net income (loss) margin	6.8%	(4.1)%
Adjustments:
Benefit from income taxes	(1,204)	(622)
Interest (income) expense, net	(2,968)	8,213
Amortization of intangible assets	15,601	15,602
Depreciation	3,171	2,588
Fair value adjustment of acquired deferred revenue	—	180
Stock/equity-based compensation	14,189	9,468
Restructuring charges	—	(241)
Transaction-related expense	(38)	4,422
Adjusted EBITDA	$49,344	$30,645
Adjusted EBITDA Margin	16.2%	14.2%

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$232,070	$161,158
Gross margin	76.4%	74.5%
Adjustments:
Fair value adjustment of acquired deferred revenue	—	180
Amortization of intangible assets	6,152	6,154
Stock/equity-based compensation	1,120	247
Transaction-related expense	—	156
Adjusted Gross Profit	$239,342	$167,895
Adjusted Gross Margin	78.8%	77.6%

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

Restructuring charges

Restructuring charges consist of charges related to our restructuring efforts associated with relocating certain operations. Refer to Note 16 - Restructuring to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and short-term investments.

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

	Year Ended December 31,
	2022	2021
	(% of total revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.6%	25.5%
Gross profit	76.4%	74.5%
Operating expenses:
General and administrative	18.7%	21.1%
Selling and marketing	33.1%	33.7%
Research and development	16.0%	15.4%
Contingent consideration expense	—%	0.6%
Restructuring charges	—%	(0.1)%
Amortization of intangible assets	3.1%	4.4%
Total operating expenses	70.9%	75.1%
Income (loss) from operations	5.4%	(0.6)%
Other income (expense), net:
Interest expense, including related party interest	(0.2)%	(3.8)%
Other income (expense), net	1.1%	(0.1)%
Total other income (expense), net	1.0%	(3.9)%
Income (loss) before income taxes	6.4%	(4.4)%
Benefit from income taxes	(0.4)%	(0.3)%
Net income (loss) and comprehensive income (loss)	6.8%	(4.1)%
Comparison of the Years Ended December 31, 2022 and 2021

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$303,920	$216,280	$87,640	40.5%
Cost of revenue	71,850	55,122	16,728	30.3%
Gross profit	232,070	161,158	70,912	44.0%
Operating expenses:
General and administrative	56,746	45,533	11,213	24.6%
Selling and marketing	100,721	72,968	27,753	38.0%
Research and development	48,696	33,382	15,314	45.9%
Contingent consideration expense	—	1,303	(1,303)	(100.0)%
Restructuring charges	—	(241)	241	(100.0)%
Amortization of intangible assets	9,449	9,448	1	0.0%
Total operating expenses	215,612	162,393	53,219	32.8%
Income (loss) from operations	16,458	(1,235)	17,693	(1,432.6)%
Other income (expense), net:
Interest expense, including related party interest	(483)	(8,228)	7,745	(94.1)%
Other income (expense), net	3,414	(124)	3,538	(2,853.2)%
Total other income (expense), net	2,931	(8,352)	11,283	(135.1)%
Income (loss) before income taxes	19,389	(9,587)	28,976	(302.2)%
Benefit from income taxes	(1,204)	(622)	(582)	93.6%
Net income (loss) and comprehensive income (loss)	$20,593	$(8,965)	$29,558	(329.7)%

Revenue

Revenue increased $87.7 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $46.1 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes in our SMB Solutions segment that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $40.7 million driven by an increase in the number of Transactions Processed.

Cost of revenue

Cost of revenue increased $16.7 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily related to an increase of $7.1 million in personnel-related costs, driven by headcount growth within our customer support departments needed to sustain the increased demand for our solutions, and a $6.7 million increase in certain variable transaction, licensing and hosting costs due to higher usage of our solutions.

General and administrative expenses

General and administrative expenses increased $11.2 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $5.9 million in personnel-related costs, driven by increased headcount to support overall growth and public company operations. In addition, professional and consulting-related expenses, including legal and insurance, increased $5.3 million related to increased costs required to support operating as a public company.

Selling and marketing expenses

Selling and marketing expenses increased $27.8 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $10.4 million in personnel-related costs associated with headcount growth, an increase of $7.8 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $6.7 million in fees paid to third-party channel partners.

Research and development expenses

Research and development expenses increased $15.3 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily due to an increase of $12.4 million in personnel-related costs associated with headcount growth needed to enhance the functionality and ease of use of our solutions.

Contingent consideration expense

The contingent consideration liability was fully settled in the first quarter of 2022, therefore there was no contingent consideration expense recorded for the year ended December 31, 2022. Contingent consideration expense was $1.3 million for the year ended December 31, 2021, and related to the change in fair value of the contingent consideration liability.

Restructuring charges

During the year ended December 31, 2022, there were no restructuring charges recorded. During the year ended December 31, 2021, we recorded a reversal of restructuring expense of $0.2 million associated with a change to sublease assumptions used to calculate the revised restructuring liability, following the execution of a sublease agreement in August 2021.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the year ended December 31, 2022, as compared to the corresponding period in 2021.

Interest expense

Interest expense decreased $7.7 million for the year ended December 31, 2022, as compared to the corresponding period in 2021. During the year ended December 31, 2022, interest expense of $0.5 million was associated with our 2021

Revolving Credit Facility, as defined below. During the year ended December 31, 2021, interest expense of $8.2 million primarily related to our prior credit facility which was extinguished on September 27, 2021.

Other income (expense), net

Other income (expense), net increased $3.5 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, due to an increase in interest income earned on our short-term investments due to higher interest rates.

Benefit from income taxes

The benefit from income taxes was $1.2 million for the year ended December 31, 2022, as compared to $0.6 million in the corresponding period in 2021. Our effective income tax rate was (6.2%) for the year ended December 31 2022, compared to 6.5% for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was lower than the statutory rate of 21.0% due to stock-based compensation adjustments and federal research and development credits, partially offset by an increase in the valuation allowance. The effective tax rate for the year ended December 31, 2021 was lower than the statutory rate of 21.0% due to stock-based compensation adjustments, acquisition earnout payments, and other permanent items.

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

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$138,457	$107,549
SMB Solutions	165,463	108,731
Total revenue	303,920	216,280
Adjusted EBITDA
Enterprise Solutions	19,203	14,255
SMB Solutions	61,618	35,373
Total Adjusted EBITDA from reportable segments	80,821	49,628
Unallocated corporate expenses	(31,477)	(18,983)
Total Adjusted EBITDA	49,344	30,645
Reconciling items:
Interest income (expense), net	2,968	(8,213)
Amortization of intangible assets	(15,601)	(15,602)
Depreciation	(3,171)	(2,588)
Transaction-related expenses	38	(4,422)
Fair value adjustment of acquired deferred revenue	—	(180)
Stock/equity-based compensation	(14,189)	(9,468)
Restructuring charges	—	241
Income (loss) before income taxes	19,389	(9,587)
Benefit from income taxes	(1,204)	(622)
Net income (loss)	$20,593	$(8,965)
Net income (loss) margin	6.8%	(4.1)%
Adjusted EBITDA Margin - Enterprise Solutions	13.9%	13.3%
Adjusted EBITDA Margin - SMB Solutions	37.2%	32.5%

Revenue

Revenue for the Enterprise Solutions segment increased $30.9 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $56.7 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase of $44.7 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, higher revenue from existing customer expansion and the impact of the pricing and packaging changes that occurred in the first quarter of 2022. Additionally, transaction and usage-based revenue increased $11.7 million driven by an increase in Transactions Processed.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 13.9% for the year ended December 31, 2022, as compared to 13.3% for the corresponding period in 2021. The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing variable transaction, licensing and hosting costs, as we are seeing benefits as we scale our business.

Adjusted EBITDA margin for the SMB Solutions segment increased to 37.2% for the year ended December 31, 2022, as compared to 32.5% for the corresponding period in 2021. The increase in Adjusted EBITDA margin was primarily driven by the pricing and packaging changes launched in the first quarter of 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $311.8 million, which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and the sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also expect our sources of liquidity will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026. As of December 31, 2022, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of December 31, 2022, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity by us would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all, or access the capital markets due to volatility. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$52,318	$24,421
Net cash used in investing activities	(6,548)	(4,521)
Net cash provided by financing activities	11,716	205,044

Cash Flows from Operating Activities

Our primary source of operating cash is revenue generated from subscription and transaction and usage-based fees associated with our SaaS solutions. Our primary uses of operating cash are personnel-related costs and payments to our vendors. Our cash flows from operating activities are impacted by the amount of our net income (loss), revenue and customer growth, volume of transactions, changes in working capital accounts, the timing of payments to vendors and add-backs of non-cash expense items such as depreciation and amortization, stock/equity-based compensation expense, deferred income taxes, non-cash operating lease expense, amortization of deferred costs, and non-cash interest expense.

Net cash provided by operating activities increased $27.9 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, due to a $32.8 million increase in net income adjusted for non-cash expense items, offset by a decrease of $4.9 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related to capital expenditures.

Net cash flows used in investing activities increased $2.0 million for the year ended December 31, 2022, as compared to the corresponding period in 2021, driven by an increase in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of net proceeds from the issuance of common stock, repayments of long-term and related party debt, payment of IPO costs, proceeds from the exercise of stock/equity-based options, contingent consideration payments, payments of taxes related to net share settlement of equity awards, and proceeds from the issuance of common stock under our employee stock purchase plan ("ESPP").

Net cash provided by financing activities decreased $193.3 million for the for the year ended December 31, 2022, as compared to the corresponding period in 2021.

During the year ended December 31, 2022, cash provided by financing activities was $11.7 million, which was primarily driven by $13.1 million of proceeds from exercise of stock options and $1.0 million of proceeds from the issuance of common stock under our ESPP, offset by contingent consideration payments of $1.1 million and $1.0 million of payments related to net share settlement of equity awards.

During the year ended December 31, 2021, cash provided by financing activities was $205.0 million, which was primarily driven by $332.0 million of net proceeds from the issuance of common stock upon our IPO and $1.6 million of proceeds from issuance of stock options, offset by $114.2 million used to repay long-term debt, $5.9 million used to repay related party notes, $5.3 million of payments related to IPO costs, contingent consideration payments of $1.9 million, and payments of debt issuance costs of $1.1 million.

Contractual Obligations and Commitments

As of December 31, 2022, our future contractual obligations were related to operating leases and non-cancellable commitments to vendors. Our future commitments related to operating leases are $34.4 million, with $5.3 million expected to be paid within one year and $29.1 million thereafter. The commitments under our operating lease obligations primarily consist of lease payments for our Braintree, Massachusetts corporate headquarters, and our offices in Santa Monica, California, Los Angeles, California and Marlborough, Massachusetts. Our future commitments related to non-cancellable commitments are $6.7 million, with $4.1 million expected to be paid within one year and $2.6 million thereafter. Our non-cancellable commitments to vendors primarily consist of subscriptions to third party software products.

For additional discussion on our operating leases and other non-cancellable commitments, refer to Note 5 - Leases and Note 15 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our significant accounting policies, including those considered to be critical accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, valuation of goodwill and intangible assets, stock-based compensation, and income taxes.

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

Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if facts and circumstances warrant a review. The evaluation of goodwill for impairment allows for a qualitative assessment to be performed. In performing these qualitative assessments, we consider relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, cost factors, overall financial performance, entity-specific events, legal and regulatory factors and our market capitalization. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts, we must perform a quantitative impairment test. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. Our estimates are based upon assumptions that we believe to be reasonable at that time, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur. To date, we have not identified any impairment to goodwill.

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

We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective estimates and assumptions, including:

•
Fair value of common stock. Prior to our IPO, we estimated the fair value of common stock based on valuations and other factors deemed relevant by management. Following our IPO, we use the quoted market price of our common stock to establish the fair value of the common stock underlying our stock options.
•
Expected term. The expected term reflects the average of the vesting term and the contractual lives of all options awarded.
•
Expected volatility. Given our limited trading history, the expected volatility is based on the historical volatility of a publicly traded set of peer companies or our own stock price depending on the option's expected term.
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

Income Taxes

We are currently only subject to income taxes in the United States. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the deferred tax asset or liability is expected to be realized or settled.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, we have established a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining our provision for (benefit from) income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The ability to utilize deferred tax assets may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses or other tax attributes from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis. This is more fully described in Note 14 - Income Taxes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our 2021 Revolving Credit Facility, which allows us to borrow up to $75.0 million. Borrowings under the 2021 Revolving Credit Facility will bear interest at a rate equal to, at the Borrower’s option, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (i) federal funds rate plus 0.50%, (ii) the prime rate quoted by the Wall Street Journal or (iii) the one month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. Since we have not yet drawn upon our 2021 Revolving Credit Facility and we do not have any outstanding borrowings as of December 31, 2022, a hypothetical 100 basis point increase or decrease in variable interest rates would not have a material impact on interest expense.

As of December 31, 2022, we had cash and cash equivalents of $311.8 million. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We do not believe that we have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash or cash equivalents.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations through December 31, 2022. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria described in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an “emerging growth company" under the JOBS Act.

Material Weaknesses

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020 we identified deficiencies related to a lack of certain defined processes and controls over information technology, in the areas of access management, segregation of duties, change management, data governance and program development, and a lack of certain defined processes and controls over the financial statement close process. These deficiencies, when aggregated, represented material weaknesses.

Remediation Measures

During the year ended December 31, 2022, we compiled the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act and we took the following steps to remediate the material weaknesses:

•
hired additional accounting, finance, legal, and information technology resources with public company experience;
•
centralized key accounting and finance procedures within the financial close and reporting process;
•
broadened the scope and improved the effectiveness of existing information technology general controls for identity and access management, segregation of duties, change management, data governance, and program development;
•
reviewed, strengthened, and developed policies related to each of these areas of information technology general controls;
•
engaged internal and external resources to assist us with remediation and monitoring remediation progress;
•
delivered periodic training to our team members, including but not limited to technology and accounting staff, on internal controls over financial reporting; and
•
strengthened our information technology compliance and accounting functions with additional experienced hires to assist in the expansion and effectiveness of the existing risk assessment, management processes and the design and implementation of controls responsive to those deficiencies.

For the year ended December 31, 2022, we completed our testing of the operating effectiveness of the implemented controls and procedures and determined that they were effective. As a result, we have concluded that the material weaknesses identified above have been remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert P. Bennett	66	Founder, Chief Executive Officer, Director
Paul G. Stamas	41	Chairman
Deborah A. Dunnam	64	Director
Preston McKenzie	55	Director
Diego Rodriguez	53	Director
Matthew G. Hamilton	39	Director
David Mangum	57	Director
Raph Osnoss	36	Director

The following are brief biographies describing the backgrounds of our directors.

Robert P. Bennett has served as our Founder, Chief Executive Officer and as a member of our board of directors since 2019. Prior to serving in these roles, Mr. Bennett served as Chief Executive Officer of Invoice Cloud, Inc., the predecessor of the Company and a current subsidiary of the Company, since 2009. From December 2001 to 2008, he served as the President of Sage Payment Solutions. Prior to that, Mr. Bennett served in senior leadership roles at Verus Financial Management and MIC, Inc, as well as formed his first business, MicroFridge, Inc. Mr. Bennett also previously served on the board of directors of Walpole Cooperative Bank from 2011 to November 2022. Mr. Bennett holds a Bachelor of Arts in Applied Math and Computer Science from the University of Maine and a Master of Science in Engineering Management from Northeastern University. We believe that Mr. Bennett’s experience and success in both the payment solutions and SaaS industries make him well-qualified to serve on our board of directors.

Paul G. Stamas has served as chairman of our board of directors since 2019. Since August 2010, Mr. Stamas has served as Managing Director and Global Co-Head of Financial Services at General Atlantic, a global growth investment firm. Prior to joining General Atlantic, Mr. Stamas was an Associate at Welsh, Carson, Anderson & Stowe from September 2006 to June 2008, concentrating on investments in the healthcare services and information & business services sectors. Prior to that, he was an analyst in the Consumer Retail Group in the Investment Banking division at Goldman Sachs from July 2004 to July 2006. Mr. Stamas holds a Bachelor of Science and Engineering in Operations Research & Financial Engineering from Princeton University and a Master of Business Administration from Harvard Business School. We believe Mr. Stamas is qualified to serve on our board of directors because of his knowledge of technology and the financial services industry and his service on the board of directors of numerous companies.

Deborah A. Dunnam has served as a member of our board of directors since 2021. Ms. Dunnam has been the Chief Commercial Officer at Dropbox, Inc., a provider of cloud-based file hosting services since August 2020. Prior to joining Dropbox, Ms. Dunnam served as Chief Operating Officer of ServiceSource from September 2018 to August 2020, a provider of outsourced inside sales and retention solutions, and as Corporate Vice President of Inside Sales at Microsoft from January 2016 to June 2018. Prior to that, she also held various senior roles at Cisco Systems, including serving as Senior Vice President of Worldwide Services Sales and Global Customer Success. Ms. Dunnam holds a Bachelor of Business Administration in Marketing and Social Science from Northwood University. We believe Ms. Dunnam is qualified to serve on our board of directors because of her experience as an executive at technology companies.

Preston McKenzie has served as a member of our board of directors since 2019. Mr. McKenzie has served as Operating Partner at General Atlantic, a global growth investment firm, since 2019, after serving as a Special Advisor from 2017 to 2018. Prior to joining General Atlantic, Mr. McKenzie served as Chief Executive Officer of NEWSCYCLE Solutions from November 2013 to May 2017, and Chief Executive Officer of MicroEdge from June 2010 to November 2013. Prior to that, he also held various senior roles at Thomson Reuters, including serving as Vice President and General Manager of their Business Development division. Mr. McKenzie holds a Bachelor of Arts in Journalism from the University of North Carolina and a Master of Business Administration from the University of Minnesota. We believe Mr. McKenzie’s experience as an executive in technology and his service on the board of directors of numerous companies make him well-qualified to serve as a member of our board of directors.

Diego Rodriguez has served as a member of our board of directors since January 2022. Mr. Rodriguez served as the Executive Vice President, Chief Product and Design Officer at Intuit Inc., a financial software company, from November 2017 to January 2021. Prior to Intuit Inc., Mr. Rodriguez served as a Senior Partner, Global Managing Director, and in other various roles at IDEO from December 2004 to November 2017. Mr. Rodriguez has served on the board of directors of LendingTree, Inc. since April 2022. Mr. Rodriguez previously served on the Harvard University Board of Overseers from May 2018 to May 2020, and as an Entrepreneur-in-Residence at Harvard Business School from August 2011 to July 2015. Mr. Rodriguez is also a founding facility member of the Hasso Plattner Institute of Design at Stanford (aka “the d.school”) from November 2004 to June 2015. Mr. Rodriguez is currently a Global Advisor to Harvard Business School and a Professor of the Practice at Boise State University. Mr. Rodriguez holds a Bachelor of Arts in Values, Technology Science & Society and a Bachelor of Science in Mechanical Engineering from Stanford University, and a Masters of Business Administration from Harvard Business School. We believe Mr. Rodriguez is qualified to serve on our board of directors because of his experience driving innovation for both enterprise and small and medium sized business clients.

Matthew G. Hamilton has served as a member of our board of directors since 2018. Previously, Mr. Hamilton served on the board of InvoiceCloud, LLC, the predecessor of the Company and a current subsidiary of the Company, since April 2015. Mr. Hamilton is also a Managing Director at Summit Partners (“Summit”), a private equity firm, where he has served in various roles since 2005. Mr. Hamilton has also served on the board of directors of a.k.a. Brands since July 2018, and Solo Brands, Inc. since October 2020. Mr. Hamilton holds a Bachelor of Arts in Economics from Colby College. We believe Mr. Hamilton’s investment experience and his service on the board of directors of numerous companies make him well-qualified to serve as a member of our board of directors.

David Mangum has served as a member of our board of directors since 2019. Mr. Mangum has also served as a Senior Advisor at General Atlantic, a global growth investment firm, since June 2019. Prior to joining General Atlantic, Mr. Mangum was President and Chief Operating Officer of Global Payments Inc., a financial technology company, where he served in various roles from 2008 until September 2019. From 2007 to 2008, he served as Executive Vice President at Fiserv Corp., a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. Mr. Mangum also served as Executive Vice President, Chief Financial Officer and in various other roles at CheckFree Corporation, an online billing company, from 1999 to 2007. Mr. Mangum served on the board of directors of Thunder Bridge Acquisition II, LTD., a blank check company, from 2019 to 2021. Since 2021, Mr. Mangum has served on the board of directors of Thunder Bridge Capital Partners III Inc., a blank check company and Thunder Bridge Capital Partners IV, Inc., a blank check preferred company. Mr. Mangum holds a Bachelor of Arts in Political Science from Carleton College. We believe Mr. Mangum’s experience as an executive in payment technology companies makes him well-qualified to serve as a member of our board of directors.

Raph Osnoss has served as a member of our board of directors since 2019. Mr. Osnoss currently serves as a Principal at General Atlantic, a global growth investment firm, and focuses on the firm’s investments in the financial services sector. Prior to joining General Atlantic, Mr. Osnoss was an Associate at Berkshire Partners, a private equity firm, from 2010 to 2012. Previously, he was also an analyst in the Investment Banking Division of Goldman Sachs from 2008 to 2010. He currently serves on the board of directors of Alkami Technology, Inc., a cloud-based digital banking platform. Mr. Osnoss holds a Bachelor of Science in economics from the Wharton School at the University of Pennsylvania and a Master of Business Administration from Harvard Business School. We believe Mr. Osnoss is qualified to serve on our board of directors because of his knowledge of technology and the financial services industry.

Information about our Executive Officers

The following table presents information concerning our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert P. Bennett (1)	66	Founder, Chief Executive Officer, Director
Cassandra Hudson	40	Chief Financial Officer
Scott Semel	67	General Counsel
Jonathan Seltzer	41	President, SMB Solutions
Kevin O'Brien	46	President, Enterprise Solutions

The following are brief biographies describing the backgrounds of our executive officers.

(1)	The biography for Robert P. Bennett appears above in the section titled “Information about our Directors.”

Cassandra Hudson has served as our Chief Financial Officer since November 2020. Prior to joining the Company, Ms. Hudson was the Vice President of Finance and Chief Accounting Officer for Carbonite, Inc., a provider of data protection products for businesses, from November 2014 to March 2020. Ms. Hudson held various positions at Carbonite, Inc., including Corporate Controller from October 2012 to November 2014, Director of Finance from March 2011 to October 2012, Accounting Manager from March 2009 to March 2011 and a Senior Accountant from March 2008 to March 2009. Ms. Hudson holds a Bachelor of Arts in Corporate Finance and Accounting and a Master of Business Administration in Accounting each from Bentley University and is a Certified Public Accountant in the Commonwealth of Massachusetts.

Scott Semel has served as our Senior Vice President, General Counsel and Secretary since March 2022. Prior to joining the Company, Mr. Semel served as Interim General Counsel of Carbonite, Inc., a provider of data protection products for businesses, from September 2019 to December 2019. Mr. Semel also served as the Acting General Counsel and Senior Vice President of People for Information Builders, Inc., a software company, from February 2019 to September 2019. Prior to this, Mr. Semel served as Executive Vice President, General Counsel of Legal, Security and Compliance of Intralinks Holdings, Inc., a collaboration software company, from January 2012 to January 2017. Mr. Semel holds a J.D. from New England Law and a Bachelor of Arts in Political Science from Boston University.

Jonathan Seltzer has served as our President of SMB Solutions since June 2021. Mr. Seltzer previously served as Chief Operating Officer of the Company from January 2021 to June 2021 and Executive Vice President of Business and Corporate Development of the Company from September 2019 to January 2021. Prior to joining the Company, Mr. Seltzer served as Chief Financial Officer and Head of Corporate Development at CLEAResult Consulting Inc., a company focused on energy efficiency, where he held various other roles from March 2014 to January 2019. Mr. Seltzer holds a Bachelor of Arts in Political Science from the University of Wisconsin-Madison.

Kevin O’Brien has served as our President of Enterprise Solutions since February 2022. Prior to joining the Company, Mr. O’Brien was the Divisional Vice President and General Manager of the Product Lifecycle Management ("PLM") segment at PTC Inc., a computer software and services company, where he held various other roles from April 2016 to January 2022. Mr. O’Brien also held various positions at Oracle Corporation from August 2005 to April 2016, including Director of Worldwide Alliances & Channels Strategy and Senior Director, Worldwide ISV Business Development. Mr. O’Brien holds a Bachelor of Arts in Government from Colby College and a Master of Business Administration in General Management from Harvard Business School.

The remaining information required by this item will be included under the heading “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	7,060,070	(2)	$4.65	(3)	14,509,673
Equity compensation plans not approved by security holders	—		$—		—
Total	7,060,070		$4.65		14,509,673

(1)	Consists of EngageSmart Inc.’s 2021 Incentive Award Plan (“2021 Plan") and EngageSmart, Inc.’s 2021 Employee Stock Purchase Plan (“2021 ESPP”).
(2)	Includes 4,723,325 shares of common stock issuable upon exercise of stock options and 2,336,745 shares of common stock issuable upon vesting of restricted stock units ("RSUs") under the 2021 Plan.
(3)

As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2021 Plan was $4.65. All of the shares issuable upon vesting of RSUs do not have a weighted-average exercise price.

(4)

Includes 12,354,217 shares available for future issuance under the 2021 Plan and 2,155,456 shares available for future issuance under the 2021 ESPP. The number of shares authorized under our 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year and (ii) such smaller number of Shares as is determined by the Board of Directors. The number of shares authorized under our 2021 ESPP will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year and (ii) such smaller number of Shares as is determined by the Board of Directors.

The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

(3)
Exhibits

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Conversion.	10-Q	001-40835	2.1	11/10/2021
2.2	Plan of Reorganization.	10-Q	001-40835	2.2	11/10/2021
2.3	Certificate of Conversion of EngageSmart, LLC.	10-Q	001-40835	2.3	11/10/2021
3.1	Amended and Restated Certificate of Incorporation of EngageSmart, Inc.	10-Q	001-40835	3.1	11/10/2021
3.2	Bylaws of EngageSmart, Inc.	10-Q	001-40835	3.2	11/10/2021
4.1	Specimen Common Stock Certificate Evidencing the Shares of Common Stock.	S-1/A	333-259101	4.3	9/13/2021
4.2	Description of Capital Stock.	10-K	001-40835	4.2	3/3/2022
10.1	Revolving Credit Agreement.	8-K	001-40835	10.1	10/1/2021
10.2	Registration Rights Agreement.	10-Q	001-40835	10.2	11/10/2021
10.3	Amendment No.1 to Registration Rights Agreement, dated November 2, 2022.	10-Q	001-40835	10.1	11/3/2022
10.4	Stockholders' Agreement.	10-Q	001-40835	10.3	11/10/2021
10.5#	Amended and Restated EngageSmart, Inc. CVR Bonus Award Plan.	S-1/A	333-259101	10.4	9/16/2021
10.6#	Form of CVR Bonus Award Certificate under the EngageSmart, LLC CVR Bonus Award Plan.	S-1/A	333-259101	10.5	8/27/2021
10.7#	Form of Indemnification Agreement.	S-1/A	333-259101	10.15	9/16/2021
10.8#	Employment Agreement dated September 13, 2021, by and between EngageSmart, LLC and Robert Bennett.	S-1/A	333-259101	10.11	9/13/2021
10.9#	Employment Agreement dated September 13, 2021, by and between EngageSmart, LLC and Cassandra Hudson.	S-1/A	333-259101	10.12	9/13/2021
10.10#	Non-Employee Director Compensation Policy of EngageSmart, Inc.	S-1/A	333-259101	10.13	9/13/2021
10.11#	EngageSmart, Inc. 2021 Incentive Award Plan.	S-1/A	333-259101	10.16	9/13/2021
10.12#	Form of Restricted Stock Unit Grant Notice and Agreement under the 2021 Incentive Award Plan.	S-1/A	333-259101	10.17	9/16/2021
10.13#	Form of Stock Option Grant Notice and Agreement under the 2021 Incentive Award Plan.	S-1/A	333-259101	10.18	9/13/2021
10.14#	EngageSmart, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259101	10.19	9/13/2021
10.15#	Employment Agreement Amendment dated October 21, 2021, by and between EngageSmart, Inc. and Jonathan Seltzer.	10-Q	001-40835	10.14	11/10/2021
10.16#	Employment Agreement dated February 1, 2022, by and between EngageSmart, Inc. and Kevin O'Brien.	10-K	001-40835	10.20	3/3/2022
10.17#	EngageSmart, LLC Amended and Restated 2015 Stock Option Plan.	S-1	333-259101	10.1	8/27/2021
10.18#	Form of Incentive Stock Option Agreement pursuant to the EngageSmart, LLC Amended and Restated 2015 Stock Option Plan.	S-1	333-259101	10.2	8/27/2021

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19#	Employment Agreement dated March 1, 2022, by and between EngageSmart, Inc. and Scott Semel.	10-Q	001-40835	10.1	5/5/2022
21.1	List of Subsidiaries of EngageSmart, Inc.	10-K	001-40835	21.1	3/3/2022
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.
** Furnished herewith.
# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EngageSmart, Inc.

Date: February 23, 2023	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert P. Bennett	Chief Executive Officer	February 23, 2023
Robert P. Bennett	(Principal Executive Officer)

/s/ Cassandra Hudson	Chief Financial Officer	February 23, 2023
Cassandra Hudson	(Principal Financial and Accounting Officer)

/s/ Paul G. Stamas	Director	February 23, 2023
Paul G. Stamas

/s/ Deborah A. Dunnam	Director	February 23, 2023
Deborah A. Dunnam

/s/ Matthew G. Hamilton	Director	February 23, 2023
Matthew G. Hamilton

/s/ David Mangum	Director	February 23, 2023
David Mangum

/s/ Preston McKenzie	Director	February 23, 2023
Preston McKenzie

/s/ Raph Osnoss	Director	February 23, 2023
Raph Osnoss

/s/ Diego Rodriguez	Director	February 23, 2023
Diego Rodriguez

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of EngageSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EngageSmart, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’/members’ equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

February 23, 2023

We have served as the Company’s auditor since 2021.

EngageSmart, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$311,780	$254,294
Accounts receivable, net of allowance for credit losses of $228 and $203 as of December 31, 2022 and December 31, 2021, respectively	10,971	10,266
Unbilled receivables	5,413	3,441
Prepaid expenses and other current assets	13,680	7,617
Total current assets	341,844	275,618
Operating lease right-of-use assets	26,907	—
Property and equipment, net	14,328	10,968
Goodwill	425,677	425,677
Acquired intangible assets, net	72,319	87,920
Other assets	5,422	3,811
Total assets	$886,497	$803,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,229	$2,090
Accrued expenses and other current liabilities	38,423	25,229
Contingent consideration liability	—	2,800
Deferred revenue	8,237	6,792
Operating lease liabilities	4,632	—
Total current liabilities	52,521	36,911
Long-term operating lease liabilities	27,161	—
Deferred income taxes	1,322	4,224
Deferred revenue, net of current portion	335	232
Other long-term liabilities	186	5,528
Total liabilities	81,525	46,895
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 166,081,011 and 161,860,980 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	166	162
Additional paid-in capital	814,319	787,043
Accumulated stockholders' deficit	(9,513)	(30,106)
Total stockholders’ equity	804,972	757,099
Total liabilities and stockholders’ equity	$886,497	$803,994

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$303,920	$216,280	$146,557
Cost of revenue	71,850	55,122	37,593
Gross profit	232,070	161,158	108,964
Operating expenses:
General and administrative	56,746	45,533	26,866
Selling and marketing	100,721	72,968	48,581
Research and development	48,696	33,382	20,788
Contingent consideration expense	—	1,303	257
Restructuring charges	—	(241)	2,434
Amortization of intangible assets	9,449	9,448	9,390
Total operating expenses	215,612	162,393	108,316
Income (loss) from operations	16,458	(1,235)	648
Other income (expense), net:
Interest expense, including related party interest (Note 18)	(483)	(8,228)	(9,908)
Other income (expense), net	3,414	(124)	(44)
Total other income (expense), net	2,931	(8,352)	(9,952)
Income (loss) before income taxes	19,389	(9,587)	(9,304)
Benefit from income taxes	(1,204)	(622)	(2,626)
Net income (loss) and comprehensive income (loss)	$20,593	$(8,965)	$(6,678)
Net income (loss) per share:
Basic	$0.13	$(0.06)	$(0.05)
Diluted	$0.12	$(0.06)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	163,816,582	151,609,440	145,647,226
Diluted	169,170,991	151,609,440	145,647,226

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

EngageSmart, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Class A-1		Class A-2		Class A-3					Accumulated	Total
	Common Shares		Common Shares		Common Shares		Common Stock		Additional	Stockholders'/	Stockholders'/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Members' Deficit	Members' Equity
Balances as of December 31, 2020	97,209,436	$293,286	45,262,340	$136,559	5,010,888	$19,956	—	$—	$—	$(21,141)	$428,660
Exercise of equity-based options	—	—	—	—	573,726	1,063	—	—	—	—	1,063
Repurchase and retirement of common shares	—	—	—	—	(74,529)	(51)	—	—	—	—	(51)
Conversion of Class A-1, A-2 and A-3 common shares into common stock in connection with initial public offering	(97,209,436)	(293,286)	(45,262,340)	(136,559)	(5,510,085)	(20,968)	147,981,861	148	450,665	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	—	—	—	—	13,620,054	14	331,975	—	331,989
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Exercise of stock options	—	—	—	—	—	—	259,065	—	514	—	514
Stock/equity-based compensation expense	—	—	—	—	—	—	—	—	9,468	—	9,468
Net loss	—	—	—	—	—	—	—	—	—	(8,965)	(8,965)
Balances as of December 31, 2021	—	—	—	—	—	—	161,860,980	162	787,043	(30,106)	757,099
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	4,048,535	4	13,107	—	13,111
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	—	64,272	—	1,015	—	1,015
Vesting of restricted stock units	—	—	—	—	—	—	158,433	—	—	—	-
Shares withheld for employee taxes	—	—	—	—	—	—	(51,209)	—	(1,035)	—	(1,035)
Stock-based compensation expense	—	—	—	—	—	—	—	—	14,189	—	14,189
Net income	—	—	—	—	—	—	—	—	—	20,593	20,593
Balances as of December 31, 2022	—	$—	—	$—	—	$—	166,081,011	$166	$814,319	$(9,513)	$804,972

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$20,593	$(8,965)	$(6,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	18,772	18,190	16,811
Amortization of deferred costs	433	137	28
Stock/equity-based compensation expense	14,189	9,468	641
Contingent consideration expense	—	1,303	257
Non-cash operating lease expense	4,544	—	—
Deferred income taxes	(2,902)	(1,247)	(2,775)
Loss on disposal of property and equipment	22	48	—
Non-cash interest expense, including loss on extinguishment of debt	234	4,125	4,017
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,496)	(4,264)	(645)
Accounts receivable, net	(705)	(2,166)	(2,190)
Unbilled receivables	(1,972)	(468)	(1,813)
Other assets	(1,846)	(864)	(346)
Accounts payable	(797)	(1,072)	1,385
Accrued expenses and other current liabilities	12,048	8,856	7,309
Deferred revenue	1,548	2,047	526
Operating lease liabilities	(5,371)	—	—
Other long-term liabilities	24	(707)	3,118
Net cash provided by operating activities	52,318	24,421	19,645
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(25,518)
Purchases of property and equipment, including costs capitalized for development of internal-use software	(6,548)	(4,521)	(5,392)
Net cash used in investing activities	(6,548)	(4,521)	(30,910)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	331,989	—
Proceeds from issuance of common stock to General Atlantic (IC), L.P. in connection with the Corporate Conversion (Note 12)	—	43,236	—
Payment to settle fractional shares related to Class A-2 shareholders in connection with the Corporate Conversion (Note 12)	—	(43,236)	—
Proceeds from issuance of long-term debt	—	—	31,250
Repayment of long-term debt	—	(114,174)	—
Payment of debt issuance costs	(23)	(1,146)	—
Payment of debt extinguishment costs	—	(90)	—
Payments of related party notes	—	(5,900)	—
Payments of contingent consideration	(1,066)	(1,868)	(1,500)
Proceeds from exercise of stock/equity-based options	13,111	1,577	4,981
Repurchase and retirement of common shares	—	(51)	—
Payments of taxes related to net share settlement of equity awards	(1,035)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	1,015	—	—
Payment of initial public offering costs	(286)	(5,293)	—
Net cash provided by financing activities	11,716	205,044	34,731
Net increase in cash, cash equivalents and restricted cash	57,486	224,944	23,466
Cash, cash equivalents and restricted cash at beginning of period	254,594	29,650	6,184
Cash, cash equivalents and restricted cash at end of period	$312,080	$254,594	$29,650
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$311,780	$254,294	$29,350
Restricted cash within other assets	300	300	300
Total cash, cash equivalents, and restricted cash	$312,080	$254,594	$29,650

The accompanying notes are an integral part of these consolidated financial statements.

EngageSmart, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$244	$5,350	$5,662
Cash paid for taxes	$4,532	$206	$78
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$183	$178	$59
Deferred initial public offering costs included in accrued expenses	$—	$286	$—
Debt issuance costs included in accrued expenses	$—	$23	$—
Fair value of contingent consideration recorded in purchase accounting	$—	$—	$4,608

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

Initial Public Offering

On September 27, 2021, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 13,620,054 shares of common stock at a public offering price of $26.00 per share, including 620,054 shares issued upon the exercise of the underwriters' option to purchase additional shares. The Company raised net proceeds of $326.4 million, after deducting the underwriting discount of $22.1 million and offering expenses of $5.6 million. Additionally, certain existing shareholders sold an aggregate of 3,112,446 shares in the IPO at the same price, resulting in net proceeds to the selling stockholders of $75.9 million. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under its Credit Facilities, as defined below within Note 11 - Debt.

Following the Company's IPO, General Atlantic (IC), L.P. ("General Atlantic") controls more than 50% of the combined voting power of the Company's outstanding common stock, and the Company is considered a "controlled company" within the meaning of the corporate governance standards of the New York Stock Exchange ("NYSE").

Corporate Conversion

Immediately prior to effectiveness of the Company's IPO registration statement on Form S-1, EngageSmart LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed the Company's name to EngageSmart, Inc. ("Corporate Conversion"). Refer to Note 12 - Stockholders' Equity for further discussion.

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

For all the periods reported in these consolidated financial statements, the Company has not and does not have any material revenue-generating operations on a standalone basis, and all the material revenue-generating operations of the Company are conducted by its subsidiaries.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, valuation of goodwill and intangible assets, stock-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as changes in circumstances, facts and experience arise. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the years ended December 31, 2022, 2021 and 2020, no customer accounted for 10% or more of revenue. As of December 31, 2022 and 2021, no customer accounted for 10% or more of accounts receivable.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Restricted Cash

As of December 31, 2022 and 2021, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as collateral required for one of the Company’s operating bank accounts. This amount is classified within other assets on the Company’s consolidated balance sheets.

Accounts Receivable, Net and Unbilled Receivables

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The allowance for credit losses is the best estimate of the amount of probable credit losses in the existing accounts receivable balance. An allowance for credit loss is established when it is probable a credit loss has been incurred based on historical collection information, a review of major customer accounts receivable balances, and an assessment of current economic conditions. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. As of December 31, 2022 and 2021, the Company’s allowance for credit losses was $0.2 million. During the years ended December 31, 2022, 2021 and 2020, the Company wrote off accounts receivable balances of $0.1 million, $0.2 million and less than $0.1 million respectively.

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

Refer to Note 7 – Fair Value Measurements for additional details.

Segment Information

Operating segments are defined as components of a business for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer ("CEO"), in deciding how to allocate resources and assess performance. The CODM views the Company's operations and manages its business through two reportable segments: Enterprise Solutions and SMB Solutions. Note 19 - Segment and Geographic Information provides financial information regarding the Company's reportable segments and geographic operations and revenue.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset Classification	Estimated Useful Lives
Computer equipment and software	3 years
Capitalized software development	3 years
Furniture and office equipment	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected on the consolidated statement of operations and comprehensive income (loss). Expenditures for repairs and maintenance are charged to expense as incurred.

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

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive income (loss).

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually at the reporting unit level, or more frequently if facts and circumstances warrant a review. The evaluation of goodwill for impairment allows for a qualitative assessment to be performed. In performing these qualitative assessments, the Company considers relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, cost factors, overall financial performance, entity-specific events, legal and regulatory factors and the Company's market capitalization. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts, the Company must perform a quantitative impairment test. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. To date, the Company has not identified any impairment to goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Valuation of Contingent Consideration Liabilities

The Company’s acquisitions may provide for potential cash payments to former owners upon achievement of certain future performance targets. The Company estimates the fair value of these payments as of each respective acquisition date. The Company remeasures the fair value of the potential payments based upon the estimated achievement levels of the remaining targets at each subsequent reporting date until the liability is fully settled. Increases or decreases in the fair value of the contingent consideration liability are recorded through contingent consideration expense on the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, right-of-use assets, and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If a long-lived asset group is tested for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. If the Company determines the long-lived asset group is not recoverable, an impairment loss is calculated as the excess of the carrying amount over the fair value. For the years ended December 31, 2022, 2021 and 2020, the Company did not record any impairment losses related to its long-lived assets.

Revenue

The Company derives its revenue primarily from providing access to its SaaS solutions via subscription agreements and from transaction and usage-based fees for services provided through its solutions. To a lesser extent, the Company also generates revenue from the sale of implementation services, sale of on-demand learning courses and the sale of hardware. In accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), the Company recognizes revenue following a five-step model, as outlined below:

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

The majority of transaction and usage-based services arrangements are priced as a percentage of transaction value or a specified fee per transaction. Given the nature of the promise is based on unknown quantities or outcomes of services to be performed over the contract term, the total consideration is determined to be variable consideration. The variable consideration relates specifically to the Company’s effort to transfer each distinct daily service, and as such, the Company allocates the variable consideration earned to the distinct day on which those activities are performed. The Company recognizes these fees as revenue in the period earned, at the point at which the variable amount is known.

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

Reserve for Sales Refunds and Credits

The Company maintains a reserve for sales refunds and credits to customers for which the Company estimates based upon historical experience. The reserve for sales refunds and credits is recorded as a reduction in revenue. As of December 31, 2022 and 2021, the Company’s allowance for sales refunds and credits was $0.5 million and $0.3 million, respectively, included within accrued expenses and other current liabilities on the consolidated balance sheets.

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

Leases

On January 1, 2022, the Company adopted ASU 2016-02, Leases: Topic 842 ("ASU 2016-02") using the modified retrospective transition method. The Company elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. The Company has also elected to combine lease and non-lease components when calculating minimum lease payments on new leases for all asset classes.

The Company has elected an accounting policy to forgo the recognition of lease assets or liabilities for short-term leases. Short-term leases are defined, in accordance with the standard, as those with terms of one year or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The Company determines if an arrangement is or contains a lease at contract inception. The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of right-of-use assets and lease liabilities at the lease commencement date and thereafter at the modification date, if modified.

Right-of-use assets represent the Company's right to control the underlying assets under lease, and the lease liability is the Company's obligation to make the lease payments related to the underlying assets under lease, over the contractual term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum fixed lease payments to be made over the lease term. The Company uses the non-cancellable lease term unless it is reasonably certain that a renewal or termination option will be exercised. When available, the Company will use the rate implicit in the lease to discount lease payments to present value. As most leases do not provide an implicit rate, the Company will estimate the incremental borrowing rate to discount the lease payments. The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. The Right-of-use asset also includes any lease prepayments and initial direct costs, offset by lease incentives.

Certain lease agreements contain variable lease payments which are not included in the measurement of the lease liability. Variable lease payments relate to taxes, insurance, utilities, and common area maintenance ("CAM"). These variable lease payments are recognized in the consolidated statements of operations and comprehensive income (loss) in the period in which the obligation for those payments is incurred.

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

Advertising Costs

The Company expenses advertising costs as incurred and such costs are included in selling and marketing expense in the statements of operations and comprehensive income (loss). During the years ended December 31, 2022, 2021 and 2020, advertising expense totaled $16.6 million, $9.7 million and $6.7 million, respectively.

Costs Associated with Exit Activities

The Company records costs associated with exit activities in accordance with ASC 420, Exit of Disposal Cost Obligations (“ASC 420”). Costs associated with exit activities include contract termination costs and costs related to leased facilities to be abandoned or subleased prior to the adoption of ASU 2016-02. These costs are expensed in accordance with ASC 420 and are included in restructuring charges on the consolidated statements of operations and comprehensive income (loss). Restructuring liabilities are recorded on the Company’s consolidated balance sheets within accrued expenses and other current liabilities and other long-term liabilities. Upon adoption of ASU 2016-02 on January 1, 2022, the outstanding restructuring liability was reclassified as a reduction to the Company's operating right-of-use asset.

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

The Company classifies stock/equity-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded within benefit from income taxes on the consolidated statements of operations and comprehensive income (loss). The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Benefit from income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02. ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by leases and to continue to recognize related expenses on their income statements over the lease term. It also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2022 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of transition practical expedients for existing contracts. Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $31.4 million and operating lease liabilities of $37.1 million, as of January 1, 2022. The difference between the operating lease right-of-use assets and operating lease liabilities relates to deferred rent balances, lease incentives, and liabilities recognized under ASC 420, the net impact of which reduced the right-of-use assets. The adoption of the standard did not impact the Company's consolidated net earnings and had no impact on cash flows. Refer to Note 5 - Leases for additional information related to the Company’s lease obligations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Effective January 1, 2022, the Company adopted ASU 2016-13 on a modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. Effective January 1, 2022, the Company adopted ASU 2019-12 on a modified retrospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires the recognition and measurement of contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and, if adopted early, requires the retrospective method of transition applied to transactions occurring on or after the beginning of the fiscal year of adoption. The Company will adopt the new standard effective January 1, 2023. The Company does not believe the adoption of ASU 2021-08 will have a material impact on its consolidated financial statements.

3. Revenue

Revenue Disaggregated

The Company disaggregates revenue from contracts with customers by reportable segment and revenue type, as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors and is consistent with the manner in which the Company operates the business. The Company generates a significant majority of its revenue in the Enterprise Solutions segment from transaction and usage-based revenue and a majority of its revenue in the SMB Solutions segment from subscription revenue.

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Enterprise Solutions
Transaction and usage-based	$126,742	$97,759	$74,395
Subscription	8,953	7,636	6,969
Other	2,762	2,154	2,580
Total Enterprise Solutions revenue	138,457	107,549	83,944
SMB Solutions
Transaction and usage-based	45,066	33,360	17,957
Subscription	118,963	74,225	44,313
Other	1,434	1,146	343
Total SMB Solutions revenue	165,463	108,731	62,613
Total revenue	$303,920	$216,280	$146,557

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of December 31, 2022 or December 31, 2021.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $8.2 million and $6.8 million as of December 31, 2022 and 2021, respectively. Non-current deferred revenue was $0.3 million as of December 31, 2022 and $0.2 million as of December 31, 2021. During the year ended December 31, 2022, the Company recognized revenue of $6.8 million from the deferred revenue balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized revenue of $4.8 million from the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized revenue of $4.0 million from the deferred revenue balance as of December 31, 2019.

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

Incremental Costs of Obtaining a Contract with a Customer

The Company’s incremental costs of obtaining a contract consist of sales commissions paid to employees for new bookings and in certain situations, upon the go-live date for a new customer. Deferred commissions are classified as current or non-current assets based on the timing that the expense will be recognized. The current and non-current portions of deferred commissions are included within prepaid expenses and other current assets and other assets, respectively, on the Company’s consolidated balance sheets. The following table summarizes the activity related to capitalized costs to obtain a contract for the years ended December 31, 2022 and 2021 (in thousands):

Capitalized costs to obtain a contract as of December 31, 2019	$-
New capitalized costs	627
Amortization of capitalized costs	(28)
Capitalized costs to obtain a contract as of December 31, 2020	$599
New capitalized costs	1,059
Amortization of capitalized costs	(137)
Capitalized costs to obtain a contract as of December 31, 2021	$1,521
New capitalized costs	3,024
Amortization of capitalized costs	(433)
Capitalized costs to obtain a contract as of December 31, 2022	$4,112

As of December 31, 2022, the Company had $0.9 million and $3.2 million in current and non-current deferred costs of obtaining contracts with customers, respectively. As of December 31, 2021, the Company had $0.2 million and $1.3 million within current and non-current deferred costs of obtaining contracts with customers, respectively. Amortization expense is included within sales and marketing expense on the consolidated statements of operations and comprehensive income (loss). During the years December 31, 2022, 2021 and 2020, there were no impairment losses recognized related to capitalized costs to obtain a contract.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$20,593	$(8,965)	$(6,678)
Denominator:
Weighted average common shares outstanding, basic	163,816,582	151,609,440	145,647,226
Effect of potential dilutive common shares	5,354,409	—	—
Weighted average common shares outstanding, diluted	169,170,991	151,609,440	145,647,226
Net income (loss) per share, basic	$0.13	$(0.06)	$(0.05)
Net income (loss) per share, diluted	$0.12	$(0.06)	$(0.05)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common shares	438,289	9,822,179	9,333,218
Unvested restricted stock units	1,032,767	336,905	—
Total	1,471,056	10,159,084	9,333,218

5. Leases

The Company has operating leases for office space to support business operations. The Company's office leases expire at varying dates from 2023 through 2030. The Company's leases do not contain any material residual value guarantees or restrictive covenants. Operating leases are recognized on the consolidated balance sheets as operating lease right-of-use assets, operating lease liabilities and long-term operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term within the Company’s consolidated statements of operations and comprehensive income (loss).

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

Year Ended
December 31, 2022
Operating lease cost	$4,734
Variable lease cost	283
Total	$5,017

The weighted average remaining lease term (in years) and discount rate were as follows:

As of December 31,
2022
Weighted-average remaining lease term	6.8
Weighted-average discount rate	2.26%

Supplemental Cash Flow Information

The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below (in thousands):

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$5,686
Right of use assets obtained in exchange for new operating lease liabilities	$31,451

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of December 31, 2022 (in thousands):

2023	$5,298
2024	5,754
2025	4,489
2026	4,079
2027	3,808
Thereafter	11,001
Total lease payments	$34,429
Less: imputed interest	(2,636)
Lease liabilities	$31,793

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.8 million in 2023 and $0.9 million thereafter.

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

Rent expense was $4.2 million and $3.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had total deferred rent of $4.5 million, which was included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

6. Acquisitions

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

The PSN acquisition was accounted for as a purchase of a business under ASC 805. Under the acquisition method of accounting, the assets and liabilities of PSN were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $24.6 million reflected a net cash payment of $20.2 million, contingent consideration of $4.4 million representing the fair value of potential payments to the former shareholders of PSN, and a working capital adjustment of $0.1 million owed to the Company. The former shareholders of PSN were eligible to receive up to $6.5 million upon achievement of certain earnout targets.

The Company recognized a contingent consideration liability equal to the acquisition date fair value of expected contingent payments. The Company remeasured the contingent consideration liability at each reporting period until the liability was fully settled and recognized changes in fair value through contingent consideration expense within the Company's consolidated statements of operations and comprehensive income (loss). The Company used a Monte Carlo simulation model in its estimates, and significant assumptions and estimates utilized in the model included the forecasted net recurring revenue, net recurring revenue volatility, and discount rate. During the years ended December 31, 2022, 2021 and 2020, the Company paid $2.8 million, $1.9 million and $1.5 million, respectively, upon achievement of earnout targets. As of December 31, 2022 the contingent consideration liability had been fully settled. As of December 31, 2021, the Company estimated the remaining fair value of the contingent consideration to be $2.8 million.

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

7. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$225,712	$—	$—	$225,712
Liabilities:
Contingent consideration liability	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$205,010	$—	$—	$205,010
Liabilities:
Contingent consideration liability	$—	$—	$2,800	$2,800

Money market funds held as of December 31, 2022 and 2021 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

The Company’s recurring fair value measurements using Level 3 inputs related to the Company’s contingent consideration liability as the significant inputs to the valuation are not observable in the market. The Company determined the fair value of the contingent consideration liability using a Monte Carlo simulation model, and the significant assumptions and estimates utilized in the model included forecasted net recurring revenue, net recurring revenue volatility, and discount rate. Changes in the fair value of the Company’s contingent consideration liability were as follows (in thousands):

Balance as of December 31, 2019	$—
Contingent consideration liability recorded in connection with acquisitions	4,608
Payment of contingent consideration	(1,500)
Change in fair value	257
Balance as of December 31, 2020	$3,365
Payment of contingent consideration	(1,868)
Change in fair value	1,303
Balance as of December 31, 2021	$2,800
Payment of contingent consideration	(2,800)
Change in fair value	—
Balance as of December 31, 2022	$—

8. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $425.7 million as of December 31, 2022 and 2021, related to goodwill from the Company’s acquisitions. Changes in the carrying amount of goodwill by reportable segment through December 31, 2022 are as follows (in thousands):

	Enterprise Solutions	SMB Solutions	Total
Balance as of December 31, 2020	$218,658	$207,019	$425,677
Goodwill acquired	—	—	—
Balance as of December 31, 2021	$218,658	$207,019	$425,677
Goodwill acquired	—	—	—
Balance as of December 31, 2022	$218,658	$207,019	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(31,344)	$51,497
Developed technology	7.0	42,913	(23,463)	19,450
Tradenames	5.0	5,824	(4,452)	1,372
Total		$131,578	$(59,259)	$72,319

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(23,059)	$59,782
Developed technology	7.0	42,913	(17,311)	25,602
Tradenames	5.0	5,824	(3,288)	2,536
Total		$131,578	$(43,658)	$87,920

The Company recorded amortization expense of $15.6 million, $15.6 million and $15.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets on the Company’s consolidated statements of operations and comprehensive income (loss). Future estimated amortization expense of the Company’s intangible assets as of December 31, 2022, is expected to be as follows (in thousands):

2023	$15,601
2024	14,640
2025	14,383
2026	9,335
2027	8,284
Thereafter	10,076
Total	$72,319

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$4,284	$4,055
Capitalized software development	10,635	4,314
Furniture and office equipment	2,029	2,059
Leasehold improvements	4,780	4,780
Total property and equipment	21,728	15,208
Less: Accumulated depreciation and amortization	(7,400)	(4,240)
Property and equipment, net	$14,328	$10,968

For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expenses were $3.2 million, $2.6 million and $1.3 million, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$16,897	$12,437
Accrued consulting and professional fees	2,560	2,619
Accrued processing fees	2,287	1,626
Accrued channel partner fees	2,679	2,081
Accrued license fees	3,629	1,154
Accrued marketing	2,169	926
Accrued tax liabilities	1,769	1,236
Accrued restructuring	—	387
Other	6,433	2,763
Total	$38,423	$25,229

11. Debt

As of December 31, 2022 and December 31, 2021, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the consolidated balance sheets and are being amortized into interest expense over the term of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's consolidated statements of operations and comprehensive income (loss). As of December 31, 2022, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require the Company to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

Credit Facilities

On February 11, 2019, the Company entered into a credit agreement (“Credit Agreement”) with Ares Capital Corporation as administrative agent and collateral agent, and certain other lenders, which provided for a $75.0 million aggregate principal amount senior secured term loan facility, a $35.0 million senior secured delayed draw term loan facility, and a $7.5 million senior secured revolving credit facility, collectively referred to as the Credit Facilities. On September 27, 2021, the Company used a portion of the net proceeds from its IPO to repay in full the outstanding borrowings of $114.2 million under the Credit Facilities. In connection with this repayment, the Company incurred a loss on debt extinguishment of $1.2 million, which was included within interest expense on the Company's consolidated statement of operations and comprehensive income (loss). The loss on debt extinguishment primarily consists of a write-off of unamortized debt issuance costs associated with the Credit Facilities.

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

12. Stockholders' Equity

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

Additionally, certain of the Company's executive officers and other employees, among others, currently hold CVR Unit Awards ("CVR Units"), under the CVR Bonus Award Plan (the "CVR Plan"). The CVR Plan was amended to reflect the Corporate Conversion and the CVR Units otherwise remain subject to substantially the same terms and conditions applicable to the CVR Units immediately prior to the Company’s IPO. Following the Common Stock Reclassifications, General Atlantic subscribed for 288,344 additional shares of common stock in the Company, with the value of each share based on the public offering price of the shares of common stock sold by the Company in the IPO. As consideration for the additional shares of common stock, General Atlantic entered into a promissory note with the Company which requires General Atlantic to make a capital contribution to the Company equal to the amount of any payments made by the Company to holders of CVR Units pursuant to the CVR Plan, which such payments would be triggered by the events specified under the amended CVR Plan.

Stock Split

On September 10, 2021, the Company effected a 1-for-3 forward stock split of its common shares. In connection with the forward stock split, each issued and outstanding common share automatically became three common shares.

Preferred Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of December 31, 2022, no shares of preferred stock were issued or outstanding.

Common Stock

In connection with the Company's IPO in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001. As of December 31, 2022, there were 166,081,011 shares of common stock issued and outstanding.

13. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of December 31, 2022, there were 12,354,217 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the fair market value on the last day of the offering period. The Company's first offering period commenced on February 1, 2022 and ended on May 31, 2022. Following the completion of the first offering period, the 2021 ESPP will typically be administered through consecutive six-month offering periods commencing on June 1st and December 1st of each fiscal year. As of December 31, 2022, there were 2,155,456 shares of common stock available for issuance under the 2021 ESPP.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected volatility, expected dividend yield and expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Given the Company's limited trading history, the expected volatility is based on the historical volatility of a publicly traded set of peer companies or the Company's stock price depending on the option's expected term. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of the Company’s options has been determined based on the average of the vesting term and the contractual lives of all options awarded.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of options granted:

	Year Ended December 31,
	2021	2020
Fair value of common stock/shares	$7.67	$3.68
Risk-free interest rate	1.2%	0.6%
Expected volatility	27.3%	27.0%
Expected dividend yield	—	—
Expected term (in years)	9.3	8.1

The Company did not grant any stock options during the year ended December 31, 2022.

Option Activity

The following table summarizes the Company’s option activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	9,822,179	$4.39	7.44	$193,789
Granted	—	—
Exercised	(4,048,535)	3.24
Forfeited	(1,050,319)	7.65
Outstanding as of December 31, 2022	4,723,325	$4.65	7.14	$61,186
Options exercisable as of December 31, 2022	2,671,668	$3.72	6.74	$37,079

As of December 31, 2022, the total compensation cost related to the unvested stock option awards not yet recognized was $3.0 million, which will be recognized over a weighted-average period of 1.7 years. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2021 and 2020 was $2.39 and $1.26, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $73.5 million, $10.0 million and $9.6 million, respectively. For the years ended December 31, 2022, 2021 and 2020, $13.1 million, $1.6 million and $5.0 million of cash was received as the result of the exercise of options granted under share-based payment arrangements, respectively.

Restricted Stock Units

The Company recognizes stock-based compensation expense over the vesting term of restricted stock units. The fair value is measured based on the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. The following table summarizes the Company's restricted stock unit activity for the year ended December 31, 2022:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding as of December 31, 2021	336,905	$26.46
Granted	2,277,689	20.52
Vested	(156,831)	23.76
Forfeited	(121,018)	22.07
Outstanding as of December 31, 2022	2,336,745	$21.09

As of December 31, 2022, there was $43.3 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 3.3 years. The aggregate fair value of restricted stock units that vested during the year ended December 31, 2022 was $3.2 million. The aggregate fair value of restricted stock units that vested during the year ended December 31, 2021 was not material. There were no restricted stock units outstanding during the year ended December 31, 2020.

Stock-based Compensation Expense

Stock-based compensation expense is reflected on the consolidated statement of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,120	$247	$14
General and administrative	8,355	8,070	519
Selling and marketing	2,739	813	81
Research and development	1,975	338	27
Total	$14,189	$9,468	$641

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

14. Income Taxes

For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act ("Tax Act") eliminated the option to deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code ("IRC"). For the tax year ended December 31, 2022, this tax law change did not result in any U.S. federal tax liability due to the use of existing U.S. federal net operating loss carryforwards and research and development credits. The Company does not have any foreign operations and therefore has not provided for any foreign taxes.

The components of the benefit from income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$512	$270	$—
State	1,186	355	150
Total current income taxes	1,698	625	150
Deferred income taxes:
Federal	(2,904)	(500)	(2,334)
State	2	(747)	(442)
Total deferred income taxes	(2,902)	(1,247)	(2,776)
Benefit from income taxes	$(1,204)	$(622)	$(2,626)

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Permanent adjustments	0.7%	(3.8)%	(0.4)%
State taxes, net of federal benefit	(1.9)%	5.0%	6.2%
Stock/equity-based compensation expense	(32.1)%	(11.6)%	6.2%
Valuation allowance	16.2%	(4.2)%	—%
State rate change	—%	—%	(4.8)%
Federal research and development credits	(10.3)%	—%	—%
Other adjustments	0.2%	0.1%	—%
Effective income tax rate	(6.2)%	6.5%	28.2%

The Company recorded a benefit for income taxes of $1.2 million, $0.6 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, the Company's tax benefit was driven in part by significant utilization of net operating losses, stock-based compensation deductions and federal research and development credits, partially offset by capitalized research and development costs. For the years ended December 31, 2021 and 2020, the Company's tax benefit was primarily driven by the prior year loss the Company generated.

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,151	$9,801
Accrued expenses	4,897	3,212
Stock/equity-based compensation expense	1,608	840
Deferred transaction costs	214	237
Interest expense carryforward	—	1,645
Restructuring liability	—	317
Capitalized research and development costs (1)	10,296	(1,061)
Lease liabilities	8,095	—
Federal research and development credits	375	—
Other	254	1,370
Total deferred tax assets	26,890	16,361
Valuation allowance	(3,192)	(392)
Total deferred tax assets, net of valuation allowance	23,698	15,969
Deferred tax liabilities:
Amortization	(16,453)	(19,266)
Operating lease right-of-use assets	(6,850)	—
Fixed assets	(670)	(538)
Capitalized contract costs	(1,047)	(389)
Total deferred tax liabilities	(25,020)	(20,193)
Net deferred tax liabilities	$(1,322)	$(4,224)

(1)

An offsetting reduction is included in loss carryforwards as of December 31, 2022 as U.S. federal and state loss carryforwards were utilized to offset the increase in federal and state tax liability resulting from capitalization under Section 174 of the IRC.

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $1.8 million and $12.5 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2032. The Company continues to evaluate the utilization of state net operating loss carryforwards. As of December 31, 2022, the Company also had federal research and development credits of $0.4 million which will expire at various dates beginning in 2042.

As required by the provisions of ASC 740, Income Taxes (“ASC 740”), in evaluating our ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the IRC, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has undertaken a formal study and concluded that ownership changes occurred in 2015 and 2019. The Company has calculated an annual limitation on the amount of NOLs that can be used due to these ownership changes and has determined some NOLs are subject to expiration as a result of being generated prior to the Tax Act. These NOLs are subject to a 20-year period and are offset against the valuation allowance the Company has taken. The Company's study has concluded no ownership change occurred as of September 30, 2021 as a result of the IPO and does not believe additional ownership changes occurred as of December 31, 2022.

Unrecognized Tax Benefits

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2022, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as a component within income tax expense. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss). The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for all tax years.

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

15. Commitments and Contingencies

Non-Cancellable Commitments

As of December 31, 2022, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of December 31, 2022, future minimum payments under other non-cancellable agreements were as follows (in thousands):

2023	$4,091
2024	2,366
2025	127
2026	83
2027	—
Thereafter	—
Total	$6,667

Contingent Value Payments

In 2019, the CVR Plan was established for the benefit of option holders as of February 11, 2019 in the event that holders of the Company’s Class A-1 common shares receive cash distributions in connection with certain exit events specified under the LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Units entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $6.0 million remains outstanding as of December 31, 2022. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that achievement of the Performance Threshold is not probable as of December 31, 2022.

In connection with the Company’s IPO, the CVR Plan was amended to reflect the Corporate Conversion (refer to Note 12 - Stockholders' Equity) and the CVR Units otherwise remain subject to substantially the same terms and conditions applicable immediately prior to the Company’s IPO. Following the Common Stock Reclassifications, General Atlantic subscribed and received 288,344 additional shares of common stock in the Company, with the value of each share based on the public offering price of the shares of common stock sold by the Company in the IPO. As consideration for the additional shares of common stock, General Atlantic entered into a promissory note with the Company, which requires General Atlantic to make a capital contribution to the Company equal to the amount of any future payments to be made by the Company to holders of CVR Units pursuant to the CVR Plan, which such payments would be triggered by the events specified under the amended CVR Plan. In the event the CVR Units are forfeited or the Performance Threshold is not met, General Atlantic will not be required to make any payments under the promissory note and will keep the shares issued.

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or December 31, 2021.

Legal Proceedings

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability. In situations where the Company assesses the likelihood of loss as probable, the Company records its best estimate of the ultimate loss if reasonably possible to estimate. While the outcome of these claims cannot be predicted with certainty, the Company believes that these pending or threatened legal proceedings or claims could not have a material impact on the Company’s consolidated financial statements.

16. Restructuring

In 2020, the Company relocated certain of its operations and abandoned office space in Los Angeles, California and incurred an initial restructuring charge of $2.4 million. During the year ended December 31, 2021, the Company recorded a reversal of restructuring expense of $0.2 million, associated with a change to sublease assumptions following the execution of a sublease agreement in August 2021.

Facility
Related Costs
Accrued restructuring as of December 31, 2019	$—
Charges	2,434
Cash payments	(349)
Other	167
Accrued restructuring as of December 31, 2020	$2,252
Reversals	(241)
Cash payments	(865)
Other	93
Accrued restructuring as of December 31, 2021	$1,239

As of December 31, 2021 the restructuring liability was $1.2 million, of which $0.4 million was included within accrued expenses and other current liabilities and $0.8 million was included within other long-term liabilities within the Company’s consolidated balance sheets.

Upon adoption of ASU 2016-02 on January 1, 2022 the outstanding restructuring liability was reclassified as a reduction to the Company's operating right-of-use asset. There were no restructuring charges recorded during the year ended December 31, 2022.

17. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. The Company provides a matching contribution of 25% of the employees’ contributions up to a maximum amount per participant. The Company made contributions to the plan of $1.4 million, $0.8 million and $0.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. Expense related to 401(k) contributions was recorded within cost of revenue, general and administrative, selling and marketing and research and development expense lines on the Company’s consolidated statement of operations and comprehensive income (loss).

18. Related Parties

In 2019, the Company assumed unsecured notes payable in the aggregate amount of $3.0 million (the “GC Notes”) and $2.9 million (“IVR Note”), respectively, from two individuals that are former shareholders, one of which is a former employee and the other is a current employee of Global Cloud, Ltd. (“GC”) and individuals that are former shareholders and former employees of IVR Technologies Group, LLC (“IVR”), respectively. The GC Notes and IVR Note bore interest at a rate of 7% and 8% per annum, respectively, and required interest-only payments with the outstanding principal amount and any accrued but unpaid interest was due on the maturity date of March 12, 2021 and January 16, 2021, respectively. During the year ended December 31, 2021, the Company repaid in full the outstanding principal balance of the GC Notes and IVR Note, which totaled $5.9 million. These amounts are disclosed within cash flows from financing activities within the consolidated statements of cash flows.

Within its consolidated statements of operations and comprehensive income (loss), the Company recognized interest expense related to the GC Notes and IVR Note of less than $0.1 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. The Company made cash interest payments related to the GC Notes and IVR Note of $0.2 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.

19. Segment and Geographic Information

Segment Information

The Company has determined that its chief executive officer is its chief operating decision maker ("CODM") and the Company is organized into two reportable segments: Enterprise Solutions and SMB Solutions. The reportable segments were determined based on how the CODM reviews business performance and makes decisions about resources to be allocated.

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the year ended December 31, 2022, this segment generated 46% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the year ended December 31, 2022, this segment generated 54% of total revenue.

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

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue
Enterprise Solutions	$138,457	$107,549	$83,944
SMB Solutions	165,463	108,731	62,613
Total revenue	303,920	216,280	146,557
Adjusted EBITDA
Enterprise Solutions	19,203	14,255	11,997
SMB Solutions	61,618	35,373	21,122
Total Adjusted EBITDA from reportable segments	80,821	49,628	33,119
Unallocated corporate expenses	(31,477)	(18,983)	(11,080)
Total Adjusted EBITDA	49,344	30,645	22,039
Reconciling items:
Interest income (expense), net	2,968	(8,213)	(9,903)
Amortization of intangible assets	(15,601)	(15,602)	(15,523)
Depreciation	(3,171)	(2,588)	(1,288)
Transaction-related expenses	38	(4,422)	(1,011)
Fair value adjustment of acquired deferred revenue	—	(180)	(543)
Stock/equity-based compensation	(14,189)	(9,468)	(641)
Restructuring charges	—	241	(2,434)
Income (loss) before income taxes	19,389	(9,587)	(9,304)
Benefit from income taxes	(1,204)	(622)	(2,626)
Net income (loss)	$20,593	$(8,965)	$(6,678)

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the years ended December 31, 2022, 2021 and 2020, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue. The Company does not disclose geographic information for long-lived assets as long-lived assets located outside the United States do not exceed 10% of total assets.