Form 10-Q
period 2023-03-31
EngageSmart, Inc.
filed 2023-05-04
CIK 1863105

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Yes ☐ No ☒

As of April 30, 2023, the registrant had 166,743,782 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: risks related to our ability to sustain our rapid growth; our ability to manage our infrastructure to support future growth; risks related to the effectiveness of our risk management efforts to prevent fraudulent activities; risks related to our ability to attract new customers or convert trial customers into paying customers; risks related to our ability to introduce new features or services successfully and to make enhancements to our solutions; risks related to our customers renewing their contracts for our solutions with us and expanding their use of our solutions; risks related to any decline in our customer renewals or failure to convince our customers to broaden their use of solutions and related services; risks related to the net losses we have incurred on an annual basis, and anticipated increases in our operating expenses; our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards and regulations, and changing business needs, requirements, or preferences; risks related to real or perceived errors, failures, or bugs in our solutions; our ability to face intense competition and to maintain or expand market share within our industry; our ability to establish, grow and maintain strategic partnerships; as well as the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), filed on February 23, 2023 with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EngageSmart, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$318,291	$311,780
Accounts receivable, net of allowance for credit losses of $203 and $228 as of March 31, 2023 and December 31, 2022, respectively	12,275	10,971
Unbilled receivables	6,095	5,413
Prepaid expenses and other current assets	11,686	13,680
Total current assets	348,347	341,844
Operating lease right-of-use assets	25,731	26,907
Property and equipment, net	15,787	14,328
Goodwill	425,677	425,677
Acquired intangible assets, net	68,419	72,319
Other assets	5,820	5,422
Total assets	$889,781	$886,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$652	$1,229
Accrued expenses and other current liabilities	33,795	38,423
Deferred revenue	8,834	8,237
Operating lease liabilities	4,674	4,632
Total current liabilities	47,955	52,521
Long-term operating lease liabilities	25,845	27,161
Deferred income taxes	1,329	1,322
Deferred revenue, net of current portion	355	335
Other long-term liabilities	172	186
Total liabilities	75,656	81,525
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 166,617,401 and 166,081,011 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	167	166
Additional paid-in capital	819,347	814,319
Accumulated stockholders' deficit	(5,389)	(9,513)
Total stockholders’ equity	814,125	804,972
Total liabilities and stockholders’ equity	$889,781	$886,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$88,432	$67,362
Cost of revenue	20,899	16,039
Gross profit	67,533	51,323
Operating expenses:
General and administrative	15,407	13,287
Selling and marketing	29,126	22,664
Research and development	14,820	10,040
Amortization of intangible assets	2,362	2,362
Total operating expenses	61,715	48,353
Income from operations	5,818	2,970
Other income (expense), net:
Interest expense	(119)	(119)
Other income, net	2,539	28
Total other income (expense), net	2,420	(91)
Income before income taxes	8,238	2,879
Provision for income taxes	4,114	820
Net income and comprehensive income	$4,124	$2,059
Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted-average number of shares outstanding:
Basic	166,359,810	162,143,171
Diluted	169,907,554	169,016,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated	Total
	Common Stock		Additional	Stockholders'	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances as of December 31, 2022	166,081,011	$166	$814,319	$(9,513)	$804,972
Issuance of common stock upon exercise of stock options	402,510	1	1,326	—	1,327
Vesting of restricted stock units	199,145	—	—	—	—
Shares withheld for employee taxes	(65,265)	—	(1,198)	—	(1,198)
Stock-based compensation expense	—	—	4,900	—	4,900
Net income	—	—	—	4,124	4,124
Balances as of March 31, 2023	166,617,401	$167	$819,347	$(5,389)	$814,125

				Accumulated	Total
	Common Stock		Additional	Stockholders'	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances as of December 31, 2021	161,860,980	$162	$787,043	$(30,106)	$757,099
Issuance of common stock upon exercise of stock options	561,581	—	1,897	—	1,897
Vesting of restricted stock units	17,302	—	—	—	—
Shares withheld for employee taxes	(5,471)	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,987	—	2,987
Net income	—	—	—	2,059	2,059
Balances as of March 31, 2022	162,434,392	$162	$791,795	$(28,047)	$763,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,124	$2,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,892	4,641
Amortization of deferred costs	191	66
Stock-based compensation expense	4,900	2,987
Non-cash operating lease expense	1,164	1,135
Deferred income taxes	7	820
Non-cash interest expense	58	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,803	(1,780)
Accounts receivable, net	(1,304)	412
Unbilled receivables	(682)	(1,657)
Other assets	(456)	(410)
Accounts payable	(561)	(1,415)
Accrued expenses and other current liabilities	(4,643)	(3,385)
Deferred revenue	617	846
Operating lease liabilities	(1,262)	(1,662)
Other long-term liabilities	(14)	26
Net cash provided by operating activities	8,834	2,741
Cash flows from investing activities:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(2,452)	(1,509)
Net cash used in investing activities	(2,452)	(1,509)
Cash flows from financing activities:
Payment of debt issuance costs	—	(23)
Payments of contingent consideration	—	(1,066)
Proceeds from exercise of stock-based options	1,327	1,897
Payments of taxes related to net share settlement of equity awards	(1,198)	(132)
Payment of initial public offering costs	—	(12)
Net cash provided by financing activities	129	664
Net increase in cash, cash equivalents and restricted cash	6,511	1,896
Cash, cash equivalents and restricted cash at beginning of period	312,080	254,594
Cash, cash equivalents and restricted cash at end of period	$318,591	$256,490
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$318,291	$256,190
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$318,591	$256,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$63	$57
Cash paid for taxes	$320	$1
Cash paid for amounts included in the measurement of operating lease liabilities	$1,439	$1,404
Supplemental disclosure of non-cash transactions:
Additions to property and equipment included in accounts payable and accrued expenses	$183	$100
Right of use assets obtained in exchange for new operating lease liabilities	$(12)	$31,392
Deferred initial public offering costs included in accrued expenses	$—	$274

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

Secondary Offering

On February 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, and certain of the Company’s stockholders, including affiliates of General Atlantic, L.P ("General Atlantic") and Summit Partners and certain members of the Company’s management (collectively the “Selling Stockholders”), relating to an underwritten public offering (the “Secondary Offering”) of 8,000,000 shares of the Company’s common stock at a price to the public of $19.00 per share, with an option exercisable by the underwriters for 30 days to purchase up to an additional 1,200,000 shares of common stock from certain of the Selling Stockholders at the public offering price, less underwriting discounts and commissions.

In March 2023, pursuant to the Underwriting Agreement, the Selling Stockholders sold an aggregate of 9,200,000 shares of common stock in the Secondary Offering. The Company did not receive any of the proceeds from the sale of common stock, with all proceeds going to the Selling Stockholders.

In connection with the Secondary Offering, the Company incurred costs of $1.7 million during the three months ended March 31, 2023, which are included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income.

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

Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, included in the Company's 2022 Form 10-K. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies within the notes to consolidated financial statements for the year ended December 31, 2022, included in the Company's 2022 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2023, except as noted below.

Risk of Concentrations of Credit and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company's cash and cash equivalents are primarily maintained in accounts with two major financial institutions in the United States. At times, the Company may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation ("FDIC") limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the three months ended March 31, 2023 and 2022, no customer accounted for 10% or more of revenue. As of March 31, 2023 and December 31, 2022, no customer accounted for 10% or more of accounts receivable.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires the recognition and measurement of contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and, if adopted early, requires the retrospective method of transition applied to transactions occurring on or after the beginning of the fiscal year of adoption. The Company adopted this standard effective January 1, 2023 on a prospective basis, and it did not have a material impact on its consolidated financial statements.

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

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Three Months Ended March 31,
	2023	2022
Enterprise Solutions
Transaction and usage-based	$35,406	$28,319
Subscription	2,555	2,081
Other	684	460
Total Enterprise Solutions revenue	38,645	30,860
SMB Solutions
Transaction and usage-based	14,572	11,027
Subscription	34,903	25,052
Other	312	423
Total SMB Solutions revenue	49,787	36,502
Total revenue	$88,432	$67,362

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of March 31, 2023 or December 31, 2022.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $8.8 million and $8.2 million as of March 31, 2023 and December 31, 2022, respectively. Non-current deferred revenue was $0.4 million as of March 31, 2023 and $0.3 million as of December 31, 2022. During the three months ended March 31, 2023, the Company recognized revenue of $6.8 million from the deferred revenue balance as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized revenue of $5.0 million from the deferred revenue balance as of December 31, 2021.

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

4. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurs a net loss, the dilutive effect of the Company’s outstanding common stock equivalents is not included in the calculation as the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income	$4,124	$2,059
Denominator:
Weighted average shares outstanding, basic	166,359,810	162,143,171
Effect of potential dilutive shares	3,547,744	6,872,941
Weighted average shares outstanding, diluted	169,907,554	169,016,112
Net income per share, basic	$0.02	$0.01
Net income per share, diluted	$0.02	$0.01

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase shares	318,696	580,711
Unvested restricted stock units	389,930	477,344
Total	708,626	1,058,055

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

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$1,185	$1,181
Variable lease cost	94	91
Total	$1,279	$1,272

The weighted average remaining lease term (in years) and discount rate were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	6.6	6.8
Weighted-average discount rate	2.26%	2.26%

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of March 31, 2023 (in thousands):

Remainder of 2023	$3,850
2024	5,750
2025	4,489
2026	4,079
2027	3,808
Thereafter	11,001
Total lease payments	$32,977
Less: imputed interest	(2,458)
Lease liabilities	$30,519

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.8 million over the remainder of 2023 and $0.9 million thereafter. As of March 31, 2023, the Company has entered into one lease that has not yet commenced with future lease payments of $0.6 million in the aggregate and a term of approximately five years. The Company expects the lease to commence in the second quarter of 2023.

6. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$269,906	$—	$—	$269,906

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$225,712	$—	$—	$225,712

Money market funds held as of March 31, 2023 and December 31, 2022 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

During the three months ended March 31, 2022, the Company fully settled its contingent consideration liability which was previously measured using Level 3 inputs. Changes in the fair value of the Company’s contingent consideration liability were as follows (in thousands):

Balance as of December 31, 2021	$2,800
Payment of contingent consideration	(2,800)
Change in fair value	—
Balance as of March 31, 2022	$—

7. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill by segment resulting from the Company's acquisitions as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Enterprise Solutions	$218,658	$218,658
SMB Solutions	207,019	207,019
Total	$425,677	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		March 31, 2023
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(33,414)	$49,427
Developed technology	7.0	42,913	(25,001)	17,912
Tradenames	5.0	5,824	(4,744)	1,080
Total		$131,578	$(63,159)	$68,419

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(31,344)	$51,497
Developed technology	7.0	42,913	(23,463)	19,450
Tradenames	5.0	5,824	(4,452)	1,372
Total		$131,578	$(59,259)	$72,319

The Company recorded amortization expense of $3.9 million for each of the three month periods ended March 31, 2023 and 2022. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets on the Company’s condensed consolidated statements of operations and comprehensive income. Future estimated amortization expense of the Company’s intangible assets as of March 31, 2023 is expected to be as follows (in thousands):

Remainder of 2023	$11,700
2024	14,640
2025	14,383
2026	9,335
2027	8,284
Thereafter	10,077
Total	$68,419

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$7,926	$16,897
Accrued consulting and professional fees	3,291	2,560
Accrued processing fees	3,256	2,287
Accrued channel partner fees	2,952	2,679
Accrued license fees	4,477	3,629
Accrued marketing	2,195	2,169
Accrued tax liabilities	2,944	1,769
Other	6,754	6,433
Total	$33,795	$38,423

9. Debt

As of March 31, 2023 and December 31, 2022, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the condensed consolidated balance sheets and are being amortized into interest expense over the term of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's condensed consolidated statements of operations and comprehensive income. As of March 31, 2023, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require the Company to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

10. Stockholders' Equity

Preferred Stock

In connection with the Company's initial public offering ("IPO") in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of March 31, 2023, no shares of preferred stock were issued or outstanding.

Common Stock

The Company's amended and restated certificate of incorporation authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2023, there were 166,617,401 shares of common stock issued and outstanding.

11. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the Company's IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of March 31, 2023, there were 11,574,631 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the fair market value on the last day of the offering period. The Company's first offering period commenced on February 1, 2022 and ended on May 31, 2022. Following the completion of the first offering period, the 2021 ESPP will typically be administered through consecutive six-month offering periods, commencing on June 1st and December 1st of each fiscal year. As of March 31, 2023, there were 2,155,456 shares of common stock available for issuance under the 2021 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense is reflected in the condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$551	$108
General and administrative	2,442	2,319
Selling and marketing	951	403
Research and development	956	157
Total	$4,900	$2,987

12. Income Taxes

The Company's effective income tax rates were 49.9% and 28.5% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the statutory rate of 21.0% primarily due to stock-based compensation adjustments, the impact of state taxes and the impact of the valuation allowance, partially offset by excess benefits from stock-based compensation. The effective tax rate for the three months ended March 31, 2022 was higher than the statutory rate of 21.0% primarily due to stock-based compensation adjustments and the impact of state taxes, partially offset by excess benefits from stock-based compensation.

13. Commitments and Contingencies

Non-Cancellable Commitments

As of March 31, 2023, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of March 31, 2023, future minimum payments under other non-cancellable agreements were as follows (in thousands):

Remainder of 2023	$3,437
2024	2,915
2025	499
2026	83
2027	—
Thereafter	—
Total	$6,934

Contingent Value Payments

In 2019, the CVR Bonus Award Plan ("CVR Plan") was established for the benefit of option holders as of February 11, 2019 in the event that holders of Class A-1 common shares of EngageSmart, LLC (the Company's predecessor) receive cash distributions in connection with certain exit events specified under EngageSmart, LLC's LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Unit Awards ("CVR Units") entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $6.0 million remains outstanding as of March 31, 2023. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that achievement of the Performance Threshold is not probable as of March 31, 2023.

In connection with the Company’s IPO in 2021, the CVR Plan was amended to reflect the conversion of EngageSmart, LLC to EngageSmart, Inc. and the CVR Units otherwise remain subject to substantially the same terms and conditions applicable immediately prior to the Company’s IPO. Following the IPO and the conversion of EngageSmart, LLC to EngageSmart, Inc. (and related transactions), General Atlantic subscribed and received 288,344 additional shares of common stock in the Company, with the value of each share based on the public offering price of the shares of common stock sold by the Company in the IPO. As consideration for the additional shares of common stock, General Atlantic entered into a promissory note with the Company, which requires General Atlantic to make a capital contribution to the Company equal to the amount of any future payments to be made by the Company to holders of CVR Units pursuant to the CVR Plan, which such payments would be triggered by the events specified under the amended CVR Plan. In the event the CVR Units are forfeited or the Performance Threshold is not met, General Atlantic will not be required to make any payments under the promissory note and will keep the shares issued.

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and/or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under any indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.

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

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the three months ended March 31, 2023, this segment generated 44% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the three months ended March 31, 2023, this segment generated 56% of total revenue.

The CODM evaluates segment operating performance using revenue and Adjusted EBITDA, as defined below, from reportable segments to make resource allocation decisions and to evaluate segment performance. Adjusted EBITDA assists management in comparing the Company’s performance on a consistent basis for purposes of business decision-making. The Company defines Adjusted EBITDA as net income excluding interest income (expense), net; provision for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses and stock-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Enterprise Solutions	$38,645	$30,860
SMB Solutions	49,787	36,502
Total revenue	$88,432	$67,362
Adjusted EBITDA
Enterprise Solutions	6,423	4,476
SMB Solutions	18,468	13,018
Total Adjusted EBITDA from reportable segments	24,891	17,494
Unallocated corporate expenses	(7,569)	(6,937)
Total Adjusted EBITDA	17,322	10,557
Reconciling items:
Interest income (expense), net	2,420	(88)
Amortization of intangible assets	(3,900)	(3,901)
Depreciation	(992)	(740)
Transaction-related expenses	(1,712)	38
Stock-based compensation	(4,900)	(2,987)
Income before income taxes	8,238	2,879
Provision for income taxes	4,114	820
Net income	$4,124	$2,059

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the three months ended March 31, 2023 and 2022, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue.

The Company does not disclose geographic information for long-lived assets as long-lived assets located outside the United States do not exceed 10% of total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and related notes included in our 2022 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure in Part I, Item 1A. "Risk Factors" in our 2022 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of March 31, 2023, we serve approximately 104,800 customers in the SMB Solutions segment and approximately 3,400 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

Our vertically tailored solutions include software and payment tools that automate mission-critical business workflows for customers across our verticals. Our value proposition is focused on transforming our customers’ digital engagement through four core SaaS solutions, including:

•
SimplePractice. An end-to-end practice management and electronic health record ("EHR") platform that health and wellness professionals use to manage their practices. SimplePractice serves practitioners, who are our customers, throughout their career journey, allowing them to manage their practice development from licensure to private practice. SimplePractice enables customers to engage with their clients across both virtual and in-person settings, schedule appointments, document cases, and handle all aspects of billing and payment processing, as well as, insurance claim processing on one integrated platform. Our platform also helps our customers build and grow their practices through the use of our online marketplace.
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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we typically integrate directly with our customers’ core software systems and utilize a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the three months ended March 31, 2023, this segment generated 44% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the three months ended March 31, 2023, this segment generated 56% of total revenue.

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

Impact of Economic and Inflationary Pressure on Our Business

We continued to operate in an environment of economic uncertainty and inflationary pressure, however inflation did not have a material impact on our results of operations in the first quarter of 2023.

The full extent to which economic and inflationary pressure will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. For further discussion of the potential impacts that inflationary pressure and economic uncertainty could have on our business, financial condition, and operating results, refer to Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K.

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

	March 31, 2023	March 31, 2022
Customers in the SMB Solutions segment	104,790	84,579
Customers in the Enterprise Solutions segment	3,390	3,183
Total	108,180	87,762

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Transactions Processed	42.6	34.3

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income excluding interest income (expense), net, provision for income taxes, depreciation, and amortization of intangible assets, as further adjusted for transaction-related expenses, and stock-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net income	$4,124	$2,059
Net income margin	4.7%	3.1%
Adjusted EBITDA	$17,322	$10,557
Adjusted EBITDA Margin	19.6%	15.7%

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as gross profit as adjusted amortization of intangible assets and stock-based compensation. We define Adjusted Gross Margin as Adjusted Gross Profit divided by revenue. We believe that Adjusted Gross Profit and Adjusted Gross Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Gross profit	$67,533	$51,323
Gross margin	76.4%	76.2%
Adjusted Gross Profit	$69,622	$52,970
Adjusted Gross Margin	78.7%	78.6%

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

By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Gross Profit, and Adjusted Gross Margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income, net income margin, gross profit, gross margin, or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net income	$4,124	$2,059
Net income margin	4.7%	3.1%
Adjustments:
Provision for income taxes	4,114	820
Interest (income) expense, net	(2,420)	88
Amortization of intangible assets	3,900	3,901
Depreciation	992	740
Stock-based compensation	4,900	2,987
Transaction-related expense	1,712	(38)
Adjusted EBITDA	$17,322	$10,557
Adjusted EBITDA Margin	19.6%	15.7%

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Gross profit	$67,533	$51,323
Gross margin	76.4%	76.2%
Adjustments:
Amortization of intangible assets	1,538	1,539
Stock-based compensation	551	108
Adjusted Gross Profit	$69,622	$52,970
Adjusted Gross Margin	78.7%	78.6%

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

Other Income (Expense), Net

Interest expense

Interest expense consists of amortization of debt issuance costs and fees associated with unused revolving credit facility commitments.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents.

Results of Operations

The following table sets forth, for the periods presented, each line item from our condensed consolidated statements of operations and comprehensive income on a percentage of revenue basis. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023	2022
	(% of total revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.6%	23.8%
Gross profit	76.4%	76.2%
Operating expenses:
General and administrative	17.4%	19.7%
Selling and marketing	32.9%	33.6%
Research and development	16.8%	14.9%
Amortization of intangible assets	2.7%	3.5%
Total operating expenses	69.8%	71.8%
Income from operations	6.6%	4.4%
Other income (expense), net:
Interest expense	(0.1)%	(0.2)%
Other income, net	2.9%	0.0%
Total other income (expense), net	2.7%	(0.1)%
Income before income taxes	9.3%	4.3%
Provision for income taxes	4.7%	1.2%
Net income and comprehensive income	4.7%	3.1%

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$88,432	$67,362	$21,070	31.3%
Cost of revenue	20,899	16,039	4,860	30.3%
Gross profit	67,533	51,323	16,210	31.6%
Operating expenses:
General and administrative	15,407	13,287	2,120	16.0%
Selling and marketing	29,126	22,664	6,462	28.5%
Research and development	14,820	10,040	4,780	47.6%
Amortization of intangible assets	2,362	2,362	—	—%
Total operating expenses	61,715	48,353	13,362	27.6%
Income from operations	5,818	2,970	2,848	95.9%
Other income (expense), net:
Interest expense	(119)	(119)	—	—%
Other income, net	2,539	28	2,511	8,967.9%
Total other income (expense), net	2,420	(91)	2,511	(2,759.3)%
Income before income taxes	8,238	2,879	5,359	186.1%
Provision for income taxes	4,114	820	3,294	401.7%
Net income and comprehensive income	$4,124	$2,059	$2,065	100.3%

Revenue

Revenue increased $21.1 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $10.6 million in transaction and usage-based revenue driven by an increase in the number of Transactions Processed. Additionally, subscription revenue increased $10.3 million driven by an increase in the number of customers utilizing our solutions, the impact of the pricing and packaging changes in our SMB Solutions segment that occurred in the first quarter of 2022, and higher revenue from existing customer expansion.

Cost of revenue

Cost of revenue increased $4.9 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily related to an increase of $2.9 million in personnel-related costs, driven by customer support headcount growth to sustain the increased demand for our solutions, and a $1.3 million increase in certain variable transaction, licensing and hosting costs due to higher usage of our solutions.

General and administrative expenses

General and administrative expenses increased $2.1 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to $1.7 million of transaction-related expenses incurred in connection with a secondary public offering of our common stock in the first quarter of 2023. In addition, personnel-related costs increased $0.5 million driven by increased headcount to support overall growth and public company operations.

Selling and marketing expenses

Selling and marketing expenses increased $6.5 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $2.4 million in personnel-related costs associated with headcount growth and equity awards granted to existing employees, an increase of $2.2 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $1.5 million in fees paid to third-party channel partners.

Research and development expenses

Research and development expenses increased $4.8 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $3.7 million in personnel-related costs associated with headcount growth and an increase of $0.7 million in third-party consulting costs. Headcount growth and the increase in usage of third-party consultants was associated with enhancing the functionality and ease of use of our solutions.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the three months ended March 31, 2023, as compared to the corresponding periods in 2022.

Interest expense

During each of the three month periods ended March 31, 2023 and 2022, interest expense was $0.1 million which was associated with our 2021 Revolving Credit Facility, as defined below.

Other income, net

Other income, net increased $2.5 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, due to an increase in interest income earned on our cash equivalents driven by higher interest rates.

Provision for income taxes

The provision for income taxes was $4.1 million during the three months ended March 31, 2023, as compared to a provision for income taxes of $0.8 million for the three months ended March 31, 2022. Our effective income tax rate was 49.9% for the three months ended March 31, 2023, compared to 28.5% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was higher than the statutory rate of 21.0% primarily due to stock-based compensation adjustments, the impact of state taxes and the impact of the valuation allowance, partially offset by excess benefits from stock-based compensation. The effective tax rate for the three months ended March 31, 2022 was higher than the statutory rate of 21.0% primarily due to stock-based compensation adjustments and the impact of state taxes, partially offset by excess benefits from stock-based compensation.

Segment Information

Our reportable segments have been determined in accordance with Accounting Standards Codification ("ASC"), ASC 280, Segment Reporting. Currently, we have two reportable segments: Enterprise Solutions and SMB Solutions. The CODM, which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance. We define Adjusted EBITDA as net income, excluding interest income (expense), net; provision for income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, and stock-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$38,645	$30,860
SMB Solutions	49,787	36,502
Total revenue	88,432	67,362
Adjusted EBITDA
Enterprise Solutions	6,423	4,476
SMB Solutions	18,468	13,018
Total Adjusted EBITDA from reportable segments	24,891	17,494
Unallocated corporate expenses	(7,569)	(6,937)
Total Adjusted EBITDA	17,322	10,557
Reconciling items:
Interest income (expense), net	2,420	(88)
Amortization of intangible assets	(3,900)	(3,901)
Depreciation	(992)	(740)
Transaction-related expenses	(1,712)	38
Stock-based compensation	(4,900)	(2,987)
Income before income taxes	8,238	2,879
Provision for income taxes	4,114	820
Net income	$4,124	$2,059
Net income margin	4.7%	3.1%
Adjusted EBITDA Margin - Enterprise Solutions	16.6%	14.5%
Adjusted EBITDA Margin - SMB Solutions	37.1%	35.7%

Revenue

Revenue for the Enterprise Solutions segment increased $7.8 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $13.3 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase of $9.9 million in subscription revenue driven by an increase in the number of customers utilizing our solutions, the impact of the pricing and packaging changes that occurred in the first quarter of 2022, and higher revenue from existing customer expansion. Additionally, transaction and usage-based revenue increased $3.5 million driven by an increase in Transactions Processed, and to a lesser extent, the impact of a price increase that occurred in the first quarter of 2023.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 16.6% for the three month period ended March 31, 2023, as compared to 14.5% in the corresponding period in 2022. The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing headcount, legal and partner fee spend, partially offset by an increase in research and development consulting expenses.

Adjusted EBITDA margin for the SMB Solutions segment increased to 37.1% for the three month period ended March 31, 2023, as compared to 35.7% in the corresponding period in 2022. The increase in Adjusted EBITDA margin was primarily driven by revenue growth outpacing headcount and professional fee spend as well as efficiencies in hosting costs, partially offset by an increase in third party marketing spend to drive higher trial volumes.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $318.3 million which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and the sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also expect our sources of liquidity will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026. As of March 31, 2023, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of March 31, 2023, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$8,834	$2,741
Net cash used in investing activities	$(2,452)	$(1,509)
Net cash provided by financing activities	$129	$664

Cash Flows from Operating Activities

Our primary source of operating cash is revenue generated from subscription and transaction and usage-based fees associated with our SaaS solutions. Our primary uses of operating cash are personnel-related costs and payments to our vendors. Our cash flows from operating activities are impacted by the amount of our net income, revenue and customer growth, volume of transactions, changes in working capital accounts, the timing of payments to vendors and add-backs of non-cash expense items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, non-cash operating lease expense, amortization of deferred costs and non-cash interest expense.

Net cash provided by operating activities increased $6.1 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, due to a $3.6 million increase in net income adjusted for non-cash expense items, and an increase of $2.5 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related to capital expenditures.

Net cash used in investing activities increased $0.9 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022, driven by an increase in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of proceeds from the exercise of stock-based options, contingent consideration payments and payments of taxes related to net share settlement of equity awards.

Net cash provided by financing activities decreased $0.5 million for the three month period ended March 31, 2023, as compared to the corresponding period in 2022.

During the three months ended March 31, 2023, cash provided by financing activities was $0.1 million, which was primarily driven by $1.3 million of proceeds from exercise of stock options, offset by payments of taxes related to net share settlement of equity awards of $1.2 million.

During the three months ended March 31, 2022, cash provided by financing activities was $0.7 million, which was primarily driven by $1.9 million of proceeds from exercise of stock options, offset by contingent consideration payments of $1.1 million and payments of taxes related to net share settlement of equity awards of $0.1 million.

Contractual Obligations and Commitments

As of March 31, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our 2022 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Form 10-K, except as noted in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposure as described under the heading "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2022 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously identified in Part I, Item 1A. “Risk Factors", in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Not Applicable.

(b) Use of Proceeds

On September 27, 2021 we completed our initial public offering ("IPO"), in which we issued and sold 13,620,054 shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259101), as amended, declared effective by the SEC on September 22, 2021. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus dated September 22, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on September 24, 2021.

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

EngageSmart, Inc.

Date: May 4, 2023	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Date: May 4, 2023	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer