Form 10-Q
period 2023-06-30
EngageSmart, Inc.
filed 2023-08-03
CIK 1863105

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes ☐ No ☒

As of July 31, 2023, the registrant had 167,360,463 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EngageSmart, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$332,831	$311,780
Accounts receivable, net of allowance for credit losses of $196 and $228 as of June 30, 2023 and December 31, 2022, respectively	11,543	10,971
Unbilled receivables	5,677	5,413
Prepaid expenses and other current assets	13,476	13,680
Total current assets	363,527	341,844
Operating lease right-of-use assets	25,188	26,907
Property and equipment, net	16,981	14,328
Goodwill	425,677	425,677
Acquired intangible assets, net	64,519	72,319
Other assets	6,180	5,422
Total assets	$902,072	$886,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,387	$1,229
Accrued expenses and other current liabilities	35,715	38,423
Deferred revenue	8,924	8,237
Operating lease liabilities	4,876	4,632
Total current liabilities	50,902	52,521
Long-term operating lease liabilities	24,987	27,161
Deferred income taxes	1,332	1,322
Deferred revenue, net of current portion	324	335
Other long-term liabilities	269	186
Total liabilities	77,814	81,525
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 167,216,167 and 166,081,011 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	167	166
Additional paid-in capital	825,142	814,319
Accumulated stockholders' deficit	(1,051)	(9,513)
Total stockholders’ equity	824,258	804,972
Total liabilities and stockholders’ equity	$902,072	$886,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$94,409	$73,862	$182,841	$141,224
Cost of revenue	21,637	17,803	42,536	33,842
Gross profit	72,772	56,059	140,305	107,382
Operating expenses:
General and administrative	14,456	14,997	29,863	28,284
Selling and marketing	30,421	23,692	59,547	46,356
Research and development	16,693	10,993	31,513	21,033
Amortization of intangible assets	2,362	2,362	4,724	4,724
Total operating expenses	63,932	52,044	125,647	100,397
Income from operations	8,840	4,015	14,658	6,985
Other income (expense), net:
Interest expense	(121)	(121)	(240)	(240)
Other income, net	3,322	322	5,861	350
Total other income (expense), net	3,201	201	5,621	110
Income before income taxes	12,041	4,216	20,279	7,095
Provision for (benefit from) income taxes	7,703	(2,663)	11,817	(1,843)
Net income and comprehensive income	$4,338	$6,879	$8,462	$8,938
Net income per share:
Basic	$0.03	$0.04	$0.05	$0.05
Diluted	$0.03	$0.04	$0.05	$0.05
Weighted-average number of shares outstanding:
Basic	166,902,466	162,991,881	166,632,637	162,569,871
Diluted	169,969,058	168,950,869	169,938,476	168,983,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated	Total
	Common Stock		Additional	Stockholders'	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances as of December 31, 2022	166,081,011	$166	$814,319	$(9,513)	$804,972
Issuance of common stock upon exercise of stock options	402,510	1	1,326	—	1,327
Vesting of restricted stock units	199,145	—	—	—	—
Shares withheld for employee taxes	(65,265)	—	(1,198)	—	(1,198)
Stock-based compensation expense	—	—	4,900	—	4,900
Net income	—	—	—	4,124	4,124
Balances as of March 31, 2023	166,617,401	$167	$819,347	$(5,389)	$814,125
Issuance of common stock upon exercise of stock options	375,400	—	1,077	—	1,077
Issuance of common stock in connection with employee stock purchase plan	67,359	—	981	—	981
Vesting of restricted stock units	228,166	—	—	—	—
Shares withheld for employee taxes	(72,159)	—	(1,365)	—	(1,365)
Stock-based compensation expense	—	—	5,102	—	5,102
Net income	—	—	—	4,338	4,338
Balances as of June 30, 2023	167,216,167	$167	$825,142	$(1,051)	$824,258

				Accumulated	Total
	Common Stock		Additional	Stockholders'	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances as of December 31, 2021	161,860,980	$162	$787,043	$(30,106)	$757,099
Issuance of common stock upon exercise of stock options	561,581	—	1,897	—	1,897
Vesting of restricted stock units	17,302	—	—	—	—
Shares withheld for employee taxes	(5,471)	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,987	—	2,987
Net income	—	—	—	2,059	2,059
Balances as of March 31, 2022	162,434,392	$162	$791,795	$(28,047)	$763,910
Issuance of common stock upon exercise of stock options	1,162,554	2	3,689	—	3,691
Issuance of common stock in connection with employee stock purchase plan	25,930	—	463	—	463
Vesting of restricted stock units	18,018	—	—	—	—
Shares withheld for employee taxes	(6,076)	—	(134)	—	(134)
Stock-based compensation expense	—	—	3,327	—	3,327
Net income	—	—	—	6,879	6,879
Balances as of June 30, 2022	163,634,818	$164	$799,140	$(21,168)	$778,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$8,462	$8,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,823	9,273
Amortization of deferred costs	424	158
Stock-based compensation expense	10,002	6,314
Non-cash operating lease expense	2,328	2,279
Deferred income taxes	10	(1,843)
Non-cash interest expense	116	116
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(230)	(1,750)
Accounts receivable, net	(572)	(531)
Unbilled receivables	(264)	(1,116)
Other assets	(873)	(886)
Accounts payable	177	(989)
Accrued expenses and other current liabilities	(2,708)	589
Deferred revenue	676	732
Operating lease liabilities	(2,529)	(2,873)
Other long-term liabilities	83	27
Net cash provided by operating activities	24,925	18,438
Cash flows from investing activities:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(4,696)	(2,933)
Net cash used in investing activities	(4,696)	(2,933)
Cash flows from financing activities:
Payment of debt issuance costs	—	(23)
Payments of contingent consideration	—	(1,066)
Proceeds from exercise of stock-based options	2,404	5,588
Payments of taxes related to net share settlement of equity awards	(2,563)	(266)
Proceeds from issuance of common stock under employee stock purchase plan	981	463
Payment of initial public offering costs	—	(286)
Net cash provided by financing activities	822	4,410
Net increase in cash, cash equivalents and restricted cash	21,051	19,915
Cash, cash equivalents and restricted cash at beginning of period	312,080	254,594
Cash, cash equivalents and restricted cash at end of period	$333,131	$274,509
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$332,831	$274,209
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$333,131	$274,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$124	$119
Cash paid for taxes	$10,988	$1,585
Cash paid for amounts included in the measurement of operating lease liabilities	$2,880	$2,813
Supplemental disclosure of non-cash transactions:
Additions to property and equipment included in accounts payable and accrued expenses	$165	$258
Right of use assets obtained in exchange for new operating lease liabilities	$609	$31,392

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

In connection with the Secondary Offering, the Company incurred costs of $1.6 million during the six months ended June 30, 2023, which are included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation. For all the periods reported in these condensed consolidated financial statements, the Company has not and does not have any material revenue-generating operations on a standalone basis, and all the material revenue-generating operations of the Company are conducted by its subsidiaries.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies within the notes to consolidated financial statements for the year ended December 31, 2022, included in the Company's 2022 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2023, except as noted below.

Risk of Concentrations of Credit and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company's cash and cash equivalents are primarily maintained in accounts with three major financial institutions in the United States. At times, the Company may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation ("FDIC") limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the six months ended June 30, 2023 and 2022, no customer accounted for 10% or more of revenue. As of June 30, 2023 and December 31, 2022, no customer accounted for 10% or more of accounts receivable.

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

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Enterprise Solutions
Transaction and usage-based	$38,148	$29,989	$73,554	$58,308
Subscription	2,676	2,156	5,231	4,237
Other	484	872	1,168	1,332
Total Enterprise Solutions revenue	41,308	33,017	79,953	63,877
SMB Solutions
Transaction and usage-based	16,158	11,237	30,730	22,264
Subscription	36,629	29,225	71,532	54,277
Other	314	383	626	806
Total SMB Solutions revenue	53,101	40,845	102,888	77,347
Total revenue	$94,409	$73,862	$182,841	$141,224

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of June 30, 2023 or December 31, 2022.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $8.9 million and $8.2 million as of June 30, 2023 and December 31, 2022, respectively. Non-current deferred revenue was $0.3 million as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, the Company recognized revenue of $7.5 million from the deferred revenue balance as of December 31, 2022. During the six months ended June 30, 2022, the Company recognized revenue of $6.0 million from the deferred revenue balance as of December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income	$4,338	$6,879	$8,462	$8,938
Denominator:
Weighted average shares outstanding, basic	166,902,466	162,991,881	166,632,637	162,569,871
Effect of potential dilutive shares	3,066,592	5,958,988	3,305,839	6,413,439
Weighted average shares outstanding, diluted	169,969,058	168,950,869	169,938,476	168,983,310
Net income per share, basic	$0.03	$0.04	$0.05	$0.05
Net income per share, diluted	$0.03	$0.04	$0.05	$0.05

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase shares	316,865	457,964	317,775	518,998
Unvested restricted stock units	1,866,878	716,015	1,132,484	597,339
Total	2,183,743	1,173,979	1,450,259	1,116,337

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

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,182	$1,184	$2,367	$2,365
Variable lease cost	70	54	164	145
Total	$1,252	$1,238	$2,531	$2,510

The weighted average remaining lease term (in years) and discount rate were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	6.4	6.8
Weighted-average discount rate	2.31%	2.26%

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of June 30, 2023 (in thousands):

Remainder of 2023	$2,514
2024	5,873
2025	4,615
2026	4,209
2027	3,942
Thereafter	11,069
Total lease payments	$32,222
Less: imputed interest	(2,359)
Lease liabilities	$29,863

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.5 million over the remainder of 2023 and $0.9 million thereafter.

6. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$273,080	$—	$—	$273,080

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$225,712	$—	$—	$225,712

Money market funds held as of June 30, 2023 and December 31, 2022 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

During the six months ended June 30, 2022, the Company fully settled its contingent consideration liability which was previously measured using Level 3 inputs. Changes in the fair value of the Company’s contingent consideration liability were as follows (in thousands):

Balance as of December 31, 2021	$2,800
Payment of contingent consideration	(2,800)
Change in fair value	—
Balance as of June 30, 2022	$—

7. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill by segment resulting from the Company's acquisitions as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Enterprise Solutions	$218,658	$218,658
SMB Solutions	207,019	207,019
Total	$425,677	$425,677

Acquired intangible assets of the Company consisted of the following (in thousands):

		June 30, 2023
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(35,486)	$47,355
Developed technology	7.0	42,913	(26,538)	16,375
Tradenames	5.0	5,824	(5,035)	789
Total		$131,578	$(67,059)	$64,519

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(31,344)	$51,497
Developed technology	7.0	42,913	(23,463)	19,450
Tradenames	5.0	5,824	(4,452)	1,372
Total		$131,578	$(59,259)	$72,319

The Company recorded amortization expense of $3.9 million for each of the three month periods ended June 30, 2023 and 2022, and $7.8 million for each of the six month periods ended June 30, 2023 and 2022. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships and tradenames is recorded within amortization of intangible assets on the Company’s condensed consolidated statements of operations and comprehensive income. Future estimated amortization expense of the Company’s intangible assets as of June 30, 2023 is expected to be as follows (in thousands):

Remainder of 2023	$7,800
2024	14,640
2025	14,383
2026	9,335
2027	8,284
Thereafter	10,077
Total	$64,519

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$11,423	$16,897
Accrued consulting and professional fees	3,359	2,560
Accrued processing fees	3,108	2,287
Accrued channel partner fees	3,170	2,679
Accrued license fees	5,218	3,629
Accrued marketing	2,117	2,169
Accrued tax liabilities	632	1,769
Other	6,688	6,433
Total	$35,715	$38,423

9. Debt

As of June 30, 2023 and December 31, 2022, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the condensed consolidated balance sheets and are being amortized into interest expense over the term of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's condensed consolidated statements of operations and comprehensive income. On June 30, 2023, the Company amended the 2021 Revolving Credit Facility to transition from a London Interbank Overnight Rate ("LIBOR")-based interest rate to a Secured Overnight Financing Rate ("SOFR")-based interest rate. No change was made to the interest rate margin. As of June 30, 2023, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require the Company to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

10. Stockholders' Equity

Preferred Stock

In connection with the Company's initial public offering ("IPO") in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of June 30, 2023, no shares of preferred stock were issued or outstanding.

Common Stock

The Company's amended and restated certificate of incorporation authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2023, there were 167,216,167 shares of common stock issued and outstanding.

11. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the Company's IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of June 30, 2023, there were 11,434,749 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the fair market value on the last day of the offering period. The 2021 ESPP will typically be administered through consecutive six-month offering periods, commencing on June 1st and December 1st of each fiscal year. As of June 30, 2023, there were 2,088,097 shares of common stock available for issuance under the 2021 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense is reflected in the condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$489	$155	$1,040	$263
General and administrative	2,609	2,377	5,051	4,696
Selling and marketing	976	557	1,927	960
Research and development	1,028	238	1,984	395
Total	$5,102	$3,327	$10,002	$6,314

12. Income Taxes

The Company's effective income tax rates were 64.0% and (63.2)% for the three months ended June 30, 2023 and 2022, respectively. The Company's effective income tax rates were 58.3% and (26.0)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates for the three and six months ended June 30, 2023 were higher than the statutory rate of 21.0% primarily due to the impact of the valuation allowance, partially offset by excess benefits from stock-based compensation. The effective tax rates for the three and six months ended June 30, 2022 were lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation.

13. Commitments and Contingencies

Non-Cancellable Commitments

As of June 30, 2023, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of June 30, 2023, future minimum payments under other non-cancellable agreements were as follows (in thousands):

Remainder of 2023	$2,231
2024	2,937
2025	514
2026	88
2027	—
Thereafter	—
Total	$5,770

Contingent Value Payments

In 2019, the CVR Bonus Award Plan ("CVR Plan") was established for the benefit of option holders as of February 11, 2019 in the event that holders of Class A-1 common shares of EngageSmart, LLC (the Company's predecessor) receive cash distributions in connection with certain exit events specified under EngageSmart, LLC's LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Unit Awards ("CVR Units") entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $6.0 million remains outstanding as of June 30, 2023. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that achievement of the Performance Threshold is not probable as of June 30, 2023.

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

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and/or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under any indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

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

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the six months ended June 30, 2023, this segment generated 44% of total revenue.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the six months ended June 30, 2023, this segment generated 56% of total revenue.

The CODM evaluates segment operating performance using revenue and Adjusted EBITDA, as defined below, from reportable segments to make resource allocation decisions and to evaluate segment performance. Adjusted EBITDA assists management in comparing the Company’s performance on a consistent basis for purposes of business decision-making. The Company defines Adjusted EBITDA as net income excluding interest income (expense), net; provision for (benefit from) income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses and stock-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Enterprise Solutions	$41,308	$33,017	$79,953	$63,877
SMB Solutions	53,101	40,845	102,888	77,347
Total revenue	94,409	73,862	182,841	141,224
Adjusted EBITDA
Enterprise Solutions	7,198	4,285	13,621	8,761
SMB Solutions	20,197	15,907	38,665	28,925
Total Adjusted EBITDA from reportable segments	27,395	20,192	52,286	37,686
Unallocated corporate expenses	(8,016)	(8,227)	(15,585)	(15,164)
Total Adjusted EBITDA	19,379	11,965	36,701	22,522
Reconciling items:
Interest income (expense), net	3,205	210	5,625	122
Amortization of intangible assets	(3,900)	(3,899)	(7,800)	(7,800)
Depreciation	(1,031)	(733)	(2,023)	(1,473)
Transaction-related expenses	(510)	—	(2,222)	38
Stock-based compensation	(5,102)	(3,327)	(10,002)	(6,314)
Income before income taxes	12,041	4,216	20,279	7,095
Provision for (benefit from) income taxes	7,703	(2,663)	11,817	(1,843)
Net income	$4,338	$6,879	$8,462	$8,938

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the six months ended June 30, 2023 and 2022, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue.

The Company does not disclose geographic information for long-lived assets as long-lived assets located outside the United States do not exceed 10% of total assets.

15. Subsequent Events

On August 2, 2023, Invoice Cloud, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Invoice Cloud”), entered into a Unit Purchase Agreement (the “UPA”) with Waystar, Inc., a Delaware corporation (“Buyer”), pursuant to which Buyer agreed to purchase all of the issued and outstanding units of membership interests (the “Units”) of IMAGEVISION.NET, LLC, the entity that operates the HealthPay24 platform. Buyer agreed to purchase the Units for an all-cash aggregate purchase price of up to $30.0 million, subject to working capital and other purchase price adjustments. The UPA contains customary representations, warranties, covenants and indemnification provisions for a deal of this size and nature. The transaction closed on August 2, 2023. In connection with the closing, Invoice Cloud and Buyer entered into a transition services agreement pursuant to which Invoice Cloud will provide certain services to Buyer.

On August 2, 2023, SimplePractice, LLC, a California limited liability company and wholly owned subsidiary of the Company (“SimplePractice”), entered into an asset purchase agreement (the “APA”) with Luminello, Inc., a California corporation, and certain Key Holders as defined therein (collectively, the “Seller”), pursuant to which SimplePractice agreed to purchase certain assets of the Seller for aggregate cash consideration of up to $16.0 million, subject to purchase price adjustments including for working capital, indebtedness, and a Holdback Amount (as defined in the APA) up to an aggregate of $3.6 million to be paid pursuant to the terms of the APA. In addition, Seller may receive contingent payments up to $2.0 million, which are subject to the terms and conditions described in the APA. Seller is engaged in the sale, hosting, distribution and licensing of a practice management software as a service platform and/or software program. The transaction closed on August 2, 2023. In connection with the closing, SimplePractice and the Seller entered into certain intellectual property agreements pursuant to which SimplePractice licensed certain acquired assets back to Seller. In addition, the parties entered into a transition services agreement pursuant to which Seller will continue to operate its platform for a period of time.

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

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of June 30, 2023, we serve approximately 109,700 customers in the SMB Solutions segment and approximately 3,400 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, Healthcare and Giving. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

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
•
HealthPay24. A patient engagement and payment platform that helps health systems, physician groups, dental practices, and medical billers efficiently drive patient self-pay collections. On August 2, 2023, we entered into an agreement for the disposition of IMAGEVISION NET, LLC, the entity that operates the HealthPay24 platform, and the transaction closed on August 2, 2023. For additional information, refer to Note 15 - Subsequent Events to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud, HealthPay24 and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, Healthcare and Giving. For the Enterprise Solutions segment, we typically integrate directly with our customers’ core software systems and utilize a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the six months ended June 30, 2023, this segment generated 44% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the six months ended June 30, 2023, this segment generated 56% of total revenue.

Our Revenue Model

We primarily generate two types of revenue: (i) subscription revenue and (ii) transaction and usage-based revenue.

•
Subscription revenue. Generally consists of recurring monthly SaaS subscriptions from the sale of our solutions.
•
Transaction and usage-based revenue. Generally based on the number of Transactions Processed, as defined below, or the dollar value of the Transactions Processed within our software solutions. We are paid fees for transaction and usage-based revenue by our customers, our customers’ clients, or from partners on transactions for which we originate. For our transaction and usage-based revenue that is derived from the facilitation of payment processing, in general, we receive more revenue for card-based payments than for electronic check and ACH payments.

Impact of Economic and Inflationary Pressure on Our Business

We continued to operate in an environment of economic uncertainty and inflationary pressure, however inflation did not have a material impact on our results of operations during the six months ended June 30, 2023.

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

	June 30, 2023	June 30, 2022
Customers in the SMB Solutions segment	109,733	89,342
Customers in the Enterprise Solutions segment	3,429	3,217
Total	113,162	92,559

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Transactions Processed	43.8	36.1	86.4	70.4

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income excluding interest income (expense), net, provision for (benefit from) income taxes, depreciation, and amortization of intangible assets, as further adjusted for transaction-related expenses, and stock-based compensation. Transaction-related expenses typically consist of direct costs related to acquisitions, divestitures, and other strategic activities which are excluded from our non-GAAP measures because they relate to specific transactions which are not reflective of our ongoing operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net income	$4,338	$6,879	$8,462	$8,938
Net income margin	4.6%	9.3%	4.6%	6.3%
Adjusted EBITDA	$19,379	$11,965	$36,701	$22,522
Adjusted EBITDA Margin	20.5%	16.2%	20.1%	15.9%

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as gross profit as adjusted for amortization of intangible assets and stock-based compensation. We define Adjusted Gross Margin as Adjusted Gross Profit divided by revenue. We believe that Adjusted Gross Profit and Adjusted Gross Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$72,772	$56,059	$140,305	$107,382
Gross margin	77.1%	75.9%	76.7%	76.0%
Adjusted Gross Profit	$74,799	$57,751	$144,421	$110,721
Adjusted Gross Margin	79.2%	78.2%	79.0%	78.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net income	$4,338	$6,879	$8,462	$8,938
Net income margin	4.6%	9.3%	4.6%	6.3%
Adjustments:
Provision for (benefit from) income taxes	7,703	(2,663)	11,817	(1,843)
Interest (income) expense, net	(3,205)	(210)	(5,625)	(122)
Amortization of intangible assets	3,900	3,899	7,800	7,800
Depreciation	1,031	733	2,023	1,473
Stock-based compensation	5,102	3,327	10,002	6,314
Transaction-related expense	510	—	2,222	(38)
Adjusted EBITDA	$19,379	$11,965	$36,701	$22,522
Adjusted EBITDA Margin	20.5%	16.2%	20.1%	15.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$72,772	$56,059	$140,305	$107,382
Gross margin	77.1%	75.9%	76.7%	76.0%
Adjustments:
Amortization of intangible assets	1,538	1,537	3,076	3,076
Stock-based compensation	489	155	1,040	263
Adjusted Gross Profit	$74,799	$57,751	$144,421	$110,721
Adjusted Gross Margin	79.2%	78.2%	79.0%	78.4%

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal and state income taxes in the United States. The primary difference between our effective tax rate and the federal statutory rate is due to a valuation allowance against federal and state deferred tax assets.

We continue to maintain a full valuation allowance against our net deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current positive earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve as well as our projected income levels in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(% of total revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.9%	24.1%	23.3%	24.0%
Gross profit	77.1%	75.9%	76.7%	76.0%
Operating expenses:
General and administrative	15.3%	20.3%	16.3%	20.0%
Selling and marketing	32.2%	32.1%	32.6%	32.8%
Research and development	17.7%	14.9%	17.2%	14.9%
Amortization of intangible assets	2.5%	3.2%	2.6%	3.3%
Total operating expenses	67.7%	70.5%	68.7%	71.1%
Income from operations	9.4%	5.4%	8.0%	4.9%
Other income (expense), net:
Interest expense	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Other income, net	3.5%	0.4%	3.2%	0.2%
Total other income (expense), net	3.4%	0.3%	3.1%	0.1%
Income before income taxes	12.8%	5.7%	11.1%	5.0%
Provision for (benefit from) income taxes	8.2%	(3.6)%	6.5%	(1.3)%
Net income and comprehensive income	4.6%	9.3%	4.6%	6.3%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$94,409	$73,862	$20,547	27.8%	$182,841	$141,224	$41,617	29.5%
Cost of revenue	21,637	17,803	3,834	21.5%	42,536	33,842	8,694	25.7%
Gross profit	72,772	56,059	16,713	29.8%	140,305	107,382	32,923	30.7%
Operating expenses:
General and administrative	14,456	14,997	(541)	(3.6)%	29,863	28,284	1,579	5.6%
Selling and marketing	30,421	23,692	6,729	28.4%	59,547	46,356	13,191	28.5%
Research and development	16,693	10,993	5,700	51.9%	31,513	21,033	10,480	49.8%
Amortization of intangible assets	2,362	2,362	—	—%	4,724	4,724	—	—%
Total operating expenses	63,932	52,044	11,888	22.8%	125,647	100,397	25,250	25.2%
Income from operations	8,840	4,015	4,825	120.2%	14,658	6,985	7,673	109.8%
Other income (expense), net:
Interest expense	(121)	(121)	—	—%	(240)	(240)	—	—%
Other income, net	3,322	322	3,000	931.7%	5,861	350	5,511	1,574.6%
Total other income (expense), net	3,201	201	3,000	1,492.5%	5,621	110	5,511	5,010.0%
Income before income taxes	12,041	4,216	7,825	185.6%	20,279	7,095	13,184	185.8%
Provision for (benefit from) income taxes	7,703	(2,663)	10,366	(389.3)%	11,817	(1,843)	13,660	(741.2)%
Net income and comprehensive income	$4,338	$6,879	$(2,541)	(36.9)%	$8,462	$8,938	$(476)	(5.3)%

Revenue

Revenue increased $20.5 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $13.1 million in transaction and usage-based revenue driven by an increase in the number of Transactions Processed. Additionally, subscription revenue increased $7.9 million driven by an increase in the number of customers utilizing our solutions and existing customer expansion.

Revenue increased $41.6 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $23.7 million in transaction and usage-based revenue driven by an increase in the number of Transactions Processed. Additionally, subscription revenue increased $18.2 million driven by an increase in the number of customers utilizing our solutions and existing customer expansion.

Cost of revenue

Cost of revenue increased $3.8 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily related to an increase of $2.4 million in personnel-related costs, driven by headcount growth to sustain the increased demand for our solutions, and a $1.3 million increase in certain variable transaction, licensing and hosting costs due to higher usage of our solutions.

Cost of revenue increased $8.7 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily related to an increase of $5.2 million in personnel-related costs, driven by headcount growth to sustain the increased demand for our solutions, a $2.5 million increase in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and a $0.7 million increase in depreciation.

General and administrative expenses

General and administrative expenses decreased $0.5 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to a decrease in professional and consulting-related expenses, including legal and insurance costs, of $1.1 million, partially offset by an increase in software costs of $0.5 million.

General and administrative expenses increased $1.6 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase in personnel-related costs of $1.0 million and an increase in software costs of $0.9 million.

Selling and marketing expenses

Selling and marketing expenses increased $6.7 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $2.9 million in personnel-related costs associated with headcount growth, an increase of $1.8 million in fees paid to third-party channel partners, and an increase of $1.3 million in advertising and other marketing-related spend utilized to drive new customer additions.

Selling and marketing expenses increased $13.2 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $5.3 million in personnel-related costs associated with headcount growth, an increase of $3.5 million in advertising and other marketing-related spend utilized to drive new customer additions, an increase of $3.4 million in fees paid to third-party channel partners, and an increase of $0.7 million in professional and consulting-related expenses.

Research and development expenses

Research and development expenses increased $5.7 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $4.5 million in personnel-related costs associated with headcount growth, and an increase of $0.6 million in third-party consulting costs. Headcount growth and the increase in usage of third-party consultants was associated with enhancing the functionality and ease of use of our solutions.

Research and development expenses increased $10.5 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $8.2 million in personnel-related costs associated with headcount growth, an increase of $1.3 million in third-party consulting costs, and an increase of $0.8 million in software costs. Headcount growth and the increase in usage of third-party consultants was associated with enhancing the functionality and ease of use of our solutions.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022.

Interest expense

Interest expense remained consistent for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022.

Other income, net

Other income, net increased $3.0 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, due to an increase in interest income earned on our cash equivalents driven by higher interest rates.

Other income, net increased $5.5 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, due to an increase in interest income earned on our cash equivalents driven by higher interest rates.

Provision for (benefit from) income taxes

The provision for income taxes was $7.7 million during the three months ended June 30, 2023, as compared to a benefit from income taxes of $2.7 million for the three months ended June 30, 2022, resulting in an effective income tax rate of 64.0% and (63.2)%, respectively. The increase in income tax provision for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to an increase in pre-tax income, the impact of the valuation allowance, and a reduction of excess tax benefits arising from stock-based compensation.

The provision for income taxes was $11.8 million for the six months ended June 30, 2023, as compared to a benefit from income taxes of $1.8 million for the six months ended June 30, 2022, resulting in an effective tax rate of 58.3% and

(26.0)%, respectively. The increase in income tax provision for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to an increase in pre-tax income, the impact of the valuation allowance, and a reduction of excess tax benefits arising from stock-based compensation.

Segment Information

Our reportable segments have been determined in accordance with Accounting Standards Codification ("ASC"), ASC 280, Segment Reporting. Currently, we have two reportable segments: Enterprise Solutions and SMB Solutions. The CODM, which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance. We define Adjusted EBITDA as net income, excluding interest income (expense), net; provision for (benefit from) income taxes; depreciation; and amortization of intangible assets, as further adjusted for transaction-related expenses, and stock-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$41,308	$33,017	$79,953	$63,877
SMB Solutions	53,101	40,845	102,888	77,347
Total revenue	94,409	73,862	182,841	141,224
Adjusted EBITDA
Enterprise Solutions	7,198	4,285	13,621	8,761
SMB Solutions	20,197	15,907	38,665	28,925
Total Adjusted EBITDA from reportable segments	27,395	20,192	52,286	37,686
Unallocated corporate expenses	(8,016)	(8,227)	(15,585)	(15,164)
Total Adjusted EBITDA	19,379	11,965	36,701	22,522
Reconciling items:
Interest income (expense), net	3,205	210	5,625	122
Amortization of intangible assets	(3,900)	(3,899)	(7,800)	(7,800)
Depreciation	(1,031)	(733)	(2,023)	(1,473)
Transaction-related expenses	(510)	—	(2,222)	38
Stock-based compensation	(5,102)	(3,327)	(10,002)	(6,314)
Income before income taxes	12,041	4,216	20,279	7,095
Provision for (benefit from) income taxes	7,703	(2,663)	11,817	(1,843)
Net income	$4,338	$6,879	$8,462	$8,938
Net income margin	4.6%	9.3%	4.6%	6.3%
Adjusted EBITDA Margin - Enterprise Solutions	17.4%	13.0%	17.0%	13.7%
Adjusted EBITDA Margin - SMB Solutions	38.0%	38.9%	37.6%	37.4%

Revenue

Revenue for the Enterprise Solutions segment increased $8.3 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the Enterprise Solutions segment increased $16.1 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $12.3 million for the three month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase of $7.4 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and expansion within our existing customers.

Additionally, transaction and usage-based revenue increased $4.9 million driven by an increase in Transactions Processed, and to a lesser extent, the impact of a price increase that occurred in the first quarter of 2023.

Revenue for the SMB Solutions segment increased $25.5 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase of $17.3 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and expansion within our existing customers. Additionally, transaction and usage-based revenue increased $8.4 million driven by an increase in Transactions Processed, and to a lesser extent, the impact of a price increase that occurred in the first quarter of 2023.

Adjusted EBITDA

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 17.4% and 17.0% for the three and six month periods ended June 30, 2023 respectively, as compared to 13.0% and 13.7% in the corresponding periods in 2022, respectively. The increase in Adjusted EBITDA margin was primarily driven by lower hardware revenue as well as efficiencies in general and administrative and sales and marketing spend, partially offset by an increase in research and development expenses.

Adjusted EBITDA margin for the SMB Solutions segment decreased to 38.0% for the three month period ended June 30, 2023, as compared to 38.9% in the corresponding period in 2022. The decrease in Adjusted EBITDA margin was primarily driven by an increase in research and development spend associated with headcount growth, partially offset by efficiencies in general and administrative spend.

Adjusted EBITDA margin for the SMB Solutions segment increased slightly to 37.6% for the six month period ended June 30, 2023, as compared to 37.4% in the corresponding period in 2022. The increase in Adjusted EBITDA margin was primarily driven by efficiencies in general and administrative spend, partially offset by an increase in research and development spend associated with headcount growth.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $332.8 million which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and the sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also expect our sources of liquidity will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026. On June 30, 2023, we amended the 2021 Revolving Credit Facility to transition from a London Interbank Overnight Rate ("LIBOR")-based interest rate to a Secured Overnight Financing Rate ("SOFR")-based interest rate. No change was made to the interest rate margin. As of June 30, 2023, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of June 30, 2023, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$24,925	$18,438
Net cash used in investing activities	$(4,696)	$(2,933)
Net cash provided by financing activities	$822	$4,410

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

Net cash provided by operating activities increased $6.5 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, due to a $5.9 million increase in net income adjusted for non-cash expense items, and an increase of $0.6 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of payments made related to capital expenditures.

Net cash used in investing activities increased $1.8 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022, driven by an increase in capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of proceeds from the exercise of stock-based options, proceeds from the issuance of common stock under our employee stock purchase plan, contingent consideration payments and payments of taxes related to net share settlement of equity awards.

Net cash provided by financing activities decreased $3.6 million for the six month period ended June 30, 2023, as compared to the corresponding period in 2022.

During the six months ended June 30, 2023, cash provided by financing activities was $0.8 million, which was primarily driven by $2.4 million of proceeds from exercise of stock options and $1.0 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by payments of taxes related to net share settlement of equity awards of $2.6 million.

During the six months ended June 30, 2022, cash provided by financing activities was $4.4 million, which was primarily driven by $5.6 million of proceeds from the exercise of stock options, offset by contingent consideration payments of $1.1 million.

Contractual Obligations and Commitments

As of June 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our 2022 Form 10-K.

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

JOBS Act

We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, we have the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act. We expect to qualify as a large accelerated filer as of December 31, 2023. As a result, we will no longer qualify as an emerging growth company as of such date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

(c) Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

			Trading Arrangement
Name/Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5‑1**	Total Shares to be Sold	Expiration Date
Cassandra Hudson	Modify (1)	June 14, 2023	X		387,002	November 21, 2024
Chief Financial Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) Changed the amount of shares to be sold under the trading arrangement originally adopted on December 14, 2022.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Plan of Conversion.	10-Q	001-40835	2.1	11/10/2021
2.2	Plan of Reorganization.	10-Q	001-40835	2.2	11/10/2021
2.3	Certificate of Conversion of EngageSmart, Inc.	10-Q	001-40835	2.3	11/10/2021
3.1	Amended and Restated Certificate of Incorporation of EngageSmart, Inc.	10-Q	001-40835	3.1	11/10/2021
3.2	Bylaws of EngageSmart, Inc.	10-Q	001-40835	3.2	11/10/2021
4.1	Specimen Common Stock Certificate Evidencing the Shares of Common Stock.	S-1/A	333-259101	4.3	9/13/2021
10.1	Amendment No. 1 to Revolving Credit Agreement.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EngageSmart, Inc.

Date: August 3, 2023	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Date: August 3, 2023	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer