Form 10-Q
period 2023-09-30
EngageSmart, Inc.
filed 2023-11-02
CIK 1863105

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes ☐ No ☒

As of October 31, 2023, the registrant had 168,096,841 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our proposed merger with an affiliate of Vista Equity Partners (the “Merger”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), including financial estimates and statements as to the expected timing, completion and effects of the proposed merger, future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

By their nature, forward-looking statements address matters that involve risks and uncertainties because they relate to events and depend upon future circumstances that may or may not occur, such as the consummation of the Merger and the anticipated benefits thereof. These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: uncertainties related to the consummation of the Merger; our ability to complete the Merger, if at all, on the anticipated terms and timing, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the Merger; our obligation to pay a termination fee under certain circumstances if the Merger is terminated; uncertainties about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with EngageSmart; the impact of certain interim covenants that we are subject to under the Merger Agreement; provisions in the Merger Agreement that limit our ability to pursue alternatives to the Merger, which might discourage a third party that has an interest in acquiring all or a significant part of EngageSmart from considering or proposing that acquisition; the fact that we and our directors and officers may be subject to lawsuits relating to the Merger; the substantial transaction-related costs we will continue to incur in connection with the Merger; our efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings; the inability of stockholders to participate in any further upside of EngageSmart’s business if the Merger is consummate; our ability to retain and hire key personnel; continued availability of capital and financing and rating agency actions; legislative, regulatory and economic developments affecting our business; general economic and market developments and conditions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, pandemics, outbreaks of war or hostilities, as well as our response to any of the aforementioned factors; competitive responses to the Merger; as well as the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), filed on February 23, 2023 with the Securities and Exchange Commission (the “SEC”). Other risk factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, the following: risks related to our ability to sustain our rapid growth; our ability to manage our infrastructure to support future growth; risks related to the effectiveness of our risk management efforts to prevent fraudulent activities; risks related to our ability to attract new customers or convert trial customers into paying customers; risks related to our ability to introduce new features or services successfully and to make enhancements to our solutions; risks related to our customers renewing their contracts for our solutions with us and expanding their use of our solutions; risks related to any decline in our customer renewals or failure to convince our customers to broaden their use of solutions and related services; risks related to the net losses we have incurred on an annual basis, and anticipated increases in our operating expenses; our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards and regulations, and changing business needs, requirements, or preferences; risks related to real or perceived errors, failures, or bugs in our solutions; our ability to face intense competition and to maintain or expand market share within our industry; and our ability to establish, grow and maintain strategic partnerships. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material impact on our financial condition, results of operations, credit rating or liquidity.

The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such

ii

statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EngageSmart, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$366,034	$311,780
Accounts receivable, net of allowance for credit losses of $184 and $228 as of September 30, 2023 and December 31, 2022, respectively	10,672	10,971
Unbilled receivables	6,716	5,413
Prepaid expenses and other current assets	13,076	13,680
Total current assets	396,498	341,844
Operating lease right-of-use assets	24,020	26,907
Property and equipment, net	17,788	14,328
Goodwill	423,406	425,677
Acquired intangible assets, net	61,462	72,319
Other assets	6,536	5,422
Total assets	$929,710	$886,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,457	$1,229
Accrued expenses and other current liabilities	43,697	38,423
Deferred revenue	9,126	8,237
Operating lease liabilities	4,837	4,632
Total current liabilities	59,117	52,521
Long-term operating lease liabilities	23,669	27,161
Deferred income taxes	657	1,322
Contingent consideration liability, net of current portion	1,475	—
Deferred revenue, net of current portion	345	335
Other long-term liabilities	2,214	186
Total liabilities	87,477	81,525
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 650,000,000 shares authorized and 167,864,066 and 166,081,011 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	168	166
Additional paid-in capital	831,586	814,319
Retained earnings (accumulated deficit)	10,479	(9,513)
Total stockholders’ equity	842,233	804,972
Total liabilities and stockholders’ equity	$929,710	$886,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$97,732	$78,796	$280,573	$220,020
Cost of revenue	21,821	18,845	64,357	52,687
Gross profit	75,911	59,951	216,216	167,333
Operating expenses:
General and administrative	18,218	13,986	48,081	42,270
Selling and marketing	33,596	25,906	93,143	72,262
Research and development	17,889	12,978	49,402	34,011
Gain on sale of business	(10,511)	—	(10,511)	—
Amortization of intangible assets	2,402	2,363	7,126	7,087
Total operating expenses	61,594	55,233	187,241	155,630
Income from operations	14,317	4,718	28,975	11,703
Other income (expense), net:
Interest expense	(135)	(121)	(375)	(361)
Other income, net	3,683	1,116	9,544	1,466
Total other income (expense), net	3,548	995	9,169	1,105
Income before income taxes	17,865	5,713	38,144	12,808
Provision for (benefit from) income taxes	6,335	(1,057)	18,152	(2,900)
Net income and comprehensive income	$11,530	$6,770	$19,992	$15,708
Net income per share:
Basic	$0.07	$0.04	$0.12	$0.10
Diluted	$0.07	$0.04	$0.12	$0.09
Weighted-average number of shares outstanding:
Basic	167,546,450	164,427,770	166,940,589	163,195,976
Diluted	170,269,392	169,222,794	170,049,993	169,064,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

				Retained Earnings	Total
	Common Stock		Additional	(Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balances as of December 31, 2022	166,081,011	$166	$814,319	$(9,513)	$804,972
Issuance of common stock upon exercise of stock options	402,510	1	1,326	—	1,327
Vesting of restricted stock units	199,145	—	—	—	—
Shares withheld for employee taxes	(65,265)	—	(1,198)	—	(1,198)
Stock-based compensation expense	—	—	4,900	—	4,900
Net income	—	—	—	4,124	4,124
Balances as of March 31, 2023	166,617,401	$167	$819,347	$(5,389)	$814,125
Issuance of common stock upon exercise of stock options	375,400	—	1,077	—	1,077
Issuance of common stock in connection with employee stock purchase plan	67,359	—	981	—	981
Vesting of restricted stock units	228,166	—	—	—	—
Shares withheld for employee taxes	(72,159)	—	(1,365)	—	(1,365)
Stock-based compensation expense	—	—	5,102	—	5,102
Net income	—	—	—	4,338	4,338
Balances as of June 30, 2023	167,216,167	$167	$825,142	$(1,051)	$824,258
Issuance of common stock upon exercise of stock options	478,737	1	1,439	—	1,440
Vesting of restricted stock units	254,677	—	—	—	—
Shares withheld for employee taxes	(85,515)	—	(1,611)	—	(1,611)
Stock-based compensation expense	—	—	6,616	—	6,616
Net income	—	—	—	11,530	11,530
Balances as of September 30, 2023	167,864,066	$168	$831,586	$10,479	$842,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances as of December 31, 2021	161,860,980	$162	$787,043	$(30,106)	$757,099
Issuance of common stock upon exercise of stock options	561,581	—	1,897	—	1,897
Vesting of restricted stock units	17,302	—	—	—	—
Shares withheld for employee taxes	(5,471)	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,987	—	2,987
Net income	—	—	—	2,059	2,059
Balances as of March 31, 2022	162,434,392	$162	$791,795	$(28,047)	$763,910
Issuance of common stock upon exercise of stock options	1,162,554	2	3,689	—	3,691
Issuance of common stock in connection with employee stock purchase plan	25,930	—	463	—	463
Vesting of restricted stock units	18,018	—	—	—	—
Shares withheld for employee taxes	(6,076)	—	(134)	—	(134)
Stock-based compensation expense	—	—	3,327	—	3,327
Net income	—	—	—	6,879	6,879
Balances as of June 30, 2022	163,634,818	$164	$799,140	$(21,168)	$778,136
Issuance of common stock upon exercise of stock options	1,605,814	1	5,598	—	5,599
Vesting of restricted stock units	38,777	—	—	—	—
Shares withheld for employee taxes	(11,284)	—	(202)	—	(202)
Stock-based compensation expense	—	—	3,798	—	3,798
Net income	—	—	—	6,770	6,770
Balances as of September 30, 2022	165,268,125	$165	$808,334	$(14,398)	$794,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$19,992	$15,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,838	13,989
Amortization of deferred costs	692	277
Stock-based compensation expense	16,618	10,112
Non-cash operating lease expense	3,496	3,385
Deferred income taxes	(665)	(2,900)
Loss on disposal of property and equipment	503	22
Non-cash interest expense	175	175
Gain on sale of business	(10,511)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(440)	(3,850)
Accounts receivable, net	(1,102)	(2,106)
Unbilled receivables	(1,880)	(2,281)
Other assets	(1,735)	(1,382)
Accounts payable	362	(1,253)
Accrued expenses and other current liabilities	4,862	7,227
Deferred revenue	1,019	1,080
Operating lease liabilities	(3,886)	(4,115)
Other long-term liabilities	89	26
Net cash provided by operating activities	42,427	34,114
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(11,782)	—
Proceeds from sale of business, net of cash sold	30,027	—
Purchases of property and equipment, including costs capitalized for development of internal-use software	(7,069)	(4,759)
Net cash provided by (used in) investing activities	11,176	(4,759)
Cash flows from financing activities:
Payment of debt issuance costs	—	(23)
Payments of contingent consideration	—	(1,066)
Proceeds from exercise of stock-based options	3,844	11,187
Payments of taxes related to net share settlement of equity awards	(4,174)	(468)
Proceeds from issuance of common stock under employee stock purchase plan	981	463
Payment of initial public offering costs	—	(286)
Net cash provided by financing activities	651	9,807
Net increase in cash, cash equivalents and restricted cash	54,254	39,162
Cash, cash equivalents and restricted cash at beginning of period	312,080	254,594
Cash, cash equivalents and restricted cash at end of period	$366,334	$293,756
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$366,034	$293,456
Restricted cash within other assets	300	300
Total cash, cash equivalents, and restricted cash	$366,334	$293,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$186	$181
Cash paid for taxes	$19,411	$4,330
Cash paid for amounts included in the measurement of operating lease liabilities	$4,406	$4,246
Supplemental disclosure of non-cash transactions:
Additions to property and equipment included in accounts payable and accrued expenses	$168	$189
Right of use assets obtained in exchange for new operating lease liabilities	$609	$31,409
Fair value of contingent consideration recorded in purchase accounting	$1,475	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EngageSmart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

EngageSmart, Inc. and its subsidiaries (together referred to herein as the “Company” or “EngageSmart”) is a leading provider of vertically tailored customer engagement software and integrated payments solutions. EngageSmart offers single instance, multi-tenant, true Software-as-a-Service (“SaaS”) vertical solutions, including SimplePractice, InvoiceCloud, and DonorDrive, that are designed to simplify the Company's customers' engagement with its clients by driving digital adoption and self-service. On August 2, 2023, the Company divested the entity that operated the HealthPay24 solution, which was previously included in the Company's Enterprise Solutions segment. The Company serves customers across several core verticals: Health & Wellness, Government, Utilities, Financial Services, and Giving. EngageSmart's solutions are purpose-built for each of the Company's verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. EngageSmart is headquartered in Braintree, Massachusetts with additional locations throughout the United States.

On October 23, 2023, EngageSmart entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Icefall Parent, LLC, a Delaware limited liability company and affiliate of Vista Equity Partners (“Parent”), and Icefall Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Refer to Note 16 - Subsequent Events, for further information.

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

In connection with the Secondary Offering, the Company incurred costs of $1.6 million during the nine months ended September 30, 2023, which are included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies within the notes to consolidated financial statements for the year ended December 31, 2022, included in the Company's 2022 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2023, except as noted below.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable during any period presented herein. During the nine months ended September 30, 2023 and 2022, no customer accounted for 10% or more of revenue. As of September 30, 2023 and December 31, 2022, no customer accounted for 10% or more of accounts receivable.

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

The following table depicts disaggregated revenue by segment and revenue type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Enterprise Solutions
Transaction and usage-based	$39,783	$32,620	$113,337	$90,928
Subscription	2,123	2,280	7,354	6,517
Other	345	966	1,513	2,298
Total Enterprise Solutions revenue	42,251	35,866	122,204	99,743
SMB Solutions
Transaction and usage-based	15,927	11,349	46,657	33,613
Subscription	39,289	31,216	110,821	85,493
Other	265	365	891	1,171
Total SMB Solutions revenue	55,481	42,930	158,369	120,277
Total revenue	$97,732	$78,796	$280,573	$220,020

Contract Assets and Liabilities

Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of September 30, 2023 or December 31, 2022.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its subscription services in advance on a monthly, quarterly or annual basis. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company had current deferred revenue of $9.1 million and $8.2 million as of September 30, 2023 and December 31, 2022, respectively. Non-current deferred revenue was $0.3 million as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, the Company recognized revenue of $7.9 million from the deferred revenue balance as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized revenue of $6.5 million from the deferred revenue balance as of December 31, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income	$11,530	$6,770	$19,992	$15,708
Denominator:
Weighted average shares outstanding, basic	167,546,450	164,427,770	166,940,589	163,195,976
Effect of potential dilutive shares	2,722,942	4,795,024	3,109,404	5,868,039
Weighted average shares outstanding, diluted	170,269,392	169,222,794	170,049,993	169,064,015
Net income per share, basic	$0.07	$0.04	$0.12	$0.10
Net income per share, diluted	$0.07	$0.04	$0.12	$0.09

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase shares	304,976	383,666	313,462	473,392
Unvested restricted stock units	2,776,295	1,535,412	1,686,442	913,466
Total	3,081,271	1,919,078	1,999,904	1,386,858

5. Acquisitions and Divestitures

Luminello Acquisition

On August 2, 2023, SimplePractice, LLC ("SimplePractice"), a wholly owned subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with Luminello, Inc., a California corporation, engaged in the sale, hosting, distribution and licensing of practice management software ("Luminello"), and certain key holders (collectively, the “Seller”), pursuant to which SimplePractice agreed to purchase certain assets of the Seller for aggregate base cash consideration of up to $16.0 million, subject to purchase price adjustments including working capital, indebtedness, and a holdback amount up to an aggregate of $3.6 million, consisting of $1.2 million to be paid one year after closing and $2.4 million to be paid two years after closing, pursuant to the terms of the APA. In addition, Seller may receive contingent payments up to $2.0 million, subject to the satisfactory achievement of certain defined performance metrics. In connection with the closing, SimplePractice and the Seller entered into certain intellectual property agreements pursuant to which SimplePractice licensed certain acquired assets back to Seller. In addition, the parties entered into a transition services agreement ("TSA") pursuant to which Seller will continue to operate its platform for a period of time.

The acquisition has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price allocation is considered preliminary subject to the finalization of the valuation and acquired working capital amounts. The Company may record adjustments to the purchase price allocation as additional information relevant to the acquisition becomes available during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. The following tables summarizes the preliminary purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash paid, net of cash acquired	$11,782
Fair value of contingent consideration	1,475
Fair value of future holdback payments	3,300
Total purchase price consideration	$16,557

Fair value of assets acquired and liabilities assumed:
Intangible assets	$4,400
Goodwill	12,804
Total assets acquired	$17,204
Deferred revenue	(647)
Net assets acquired	$16,557

The Company engaged a third-party valuation firm to assist in the valuation of intangible assets. The significant intangible assets identified in the purchase price allocation include customer relationships, developed technology, trade names and a favorable contract asset, each of which are amortized on a straight-line basis. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold, and were valued using the income approach, specifically a discounted cash-flow method known as the excess earnings method. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names, and were valued using a relief-from-royalty method. The favorable contract asset relates to the TSA, and was valued using an income approach. The significant assumptions and estimates utilized to value the intangible assets acquired include forecasted revenue and expenses, customer attrition rates, royalty rates, and discount rates.

The following table presents the fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates Used in Valuation
	(in thousands)	(in years)
Customer relationships	$3,600	10	22%
Developed technology	400	1	17%
Trade names	30	1	17%
Other	370	1	17%
Total identifiable intangible assets	$4,400

In connection with the acquisition of Luminello, goodwill of $12.8 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill from the acquisition is primarily attributable to product and customer-related synergies. Goodwill from the acquisition of Luminello is included within the Company’s SMB Solutions segment and is deductible for tax purposes.

Additionally, the Company utilized a third-party valuation firm to assist in the valuation of the future contingent payments. The Company recognized a contingent consideration liability equal to the acquisition date fair value of expected contingent payments utilizing a Monte Carlo simulation model. The significant assumptions and estimates utilized in the model include forecasted revenue, subscribers, volume, and discount rates.

In connection with the acquisition of Luminello, the Company incurred acquisition-related expenses of $0.4 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, which are primarily recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

The operating results of Luminello have been included in the Company's SMB Solutions segment and condensed consolidated statements of operations and comprehensive income since the date of acquisition. Revenue, earnings, and pro forma information have not been presented, as the operating results of Luminello are not significant.

HealthPay24 Divestiture

On August 2, 2023, Invoice Cloud, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Invoice Cloud”), completed the divestiture of IMAGEVISION.NET, LLC, the entity that operates the HealthPay24 solution to Waystar, Inc. for $30.0 million, net of cash sold, in an all-cash transaction. The proceeds from this transaction were recorded within the proceeds from sale of business, net of cash sold line on the condensed consolidated statement of cash flows. The divestiture resulted in a gain of $10.5 million which was recorded within gain on sale of business on the condensed consolidated statements of operations and comprehensive income. As a result of the transaction, the Company disposed of $15.1 million of goodwill and $3.5 million of intangible assets, net from the Enterprise Solutions segment. The divestiture was not considered a strategic shift that would have a major effect on the Company’s operations or financial results, and as a result was not reported as discontinued operations.

6. Leases

The Company has operating leases for office space to support business operations. The Company's office leases expire at varying dates from 2024 through 2030. The Company's leases do not contain any material residual value guarantees or restrictive covenants. Operating leases are recognized on the condensed consolidated balance sheets as operating lease right-of-use assets, operating lease liabilities and long-term operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term within the Company’s condensed consolidated statements of operations and comprehensive income.

Lease Costs and Other Information

The following table summarizes the components of operating lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,181	$1,184	$3,548	$3,549
Variable lease cost	74	79	238	224
Total	$1,255	$1,263	$3,786	$3,773

The weighted average remaining lease term (in years) and discount rate were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	6.3	6.8
Weighted-average discount rate	2.31%	2.26%

Maturity of Lease Liabilities

The following table presents the future minimum lease payments under the Company's operating leases liabilities as of September 30, 2023 (in thousands):

Remainder of 2023	$988
2024	5,873
2025	4,615
2026	4,209
2027	3,942
Thereafter	11,069
Total lease payments	$30,696
Less: imputed interest	(2,190)
Lease liabilities	$28,506

The Company has subleased certain office space for which incoming sublease amounts will offset the future lease payments in the table above. Under the executed sublease agreement, the Company expects to receive future sublease payments of $0.4 million over the remainder of 2023 and $0.9 million thereafter.

7. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$276,604	$—	$—	$276,604
Liabilities:
Contingent consideration liability	$—	$—	$1,475	$1,475

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$225,712	$—	$—	$225,712
Liabilities:
Contingent consideration liability	$—	$—	$—	$—

Money market funds held as of September 30, 2023 and December 31, 2022 were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the periods presented.

The Company’s recurring fair value measurements using Level 3 inputs related to the Company’s contingent consideration liability as the significant inputs to the valuation are not observable in the market. The Company determined the fair value of the contingent consideration liability using a Monte Carlo simulation model. Changes in the fair value of the Company’s contingent consideration liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$—	$2,800
Contingent consideration recorded at acquisition	1,475	—
Payment of contingent consideration	—	(2,800)
Change in fair value	—	—
Ending balance	$1,475	$—

8. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $423.4 million and $425.7 million as of September 30, 2023 and December 31, 2022, respectively. Changes in the carrying amount of goodwill by reportable segment through September 30, 2023 were as follows (in thousands):

	Enterprise Solutions	SMB Solutions	Total
Balance as of December 31, 2022	$218,658	$207,019	$425,677
Goodwill acquired	—	12,804	12,804
Goodwill divested	(15,075)	—	(15,075)
Balance as of September 30, 2023	$203,583	$219,823	$423,406

Acquired intangible assets of the Company consisted of the following (in thousands):

		September 30, 2023
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$81,643	$(35,393)	$46,250
Developed technology	6.9	41,044	(26,641)	14,403
Trade names	5.0	5,551	(5,050)	501
Other	1.0	370	(62)	308
Total		$128,608	$(67,146)	$61,462

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Customer relationships	10.0	$82,841	$(31,344)	$51,497
Developed technology	7.0	42,913	(23,463)	19,450
Trade names	5.0	5,824	(4,452)	1,372
Total		$131,578	$(59,259)	$72,319

The Company recorded amortization expense of $4.0 million for the three month period ended September 30, 2023 and $3.9 million for the three month period ended September 30, 2022. The Company recorded amortization expense of $11.8 million for the nine month period ended September 30, 2023 and $11.7 million for the nine month period ended September 30, 2022. Amortization of developed technology is recorded within cost of revenue, while amortization of customer relationships, trade names and other is recorded within amortization of intangible assets within operating expenses on the Company’s condensed consolidated statements of operations and comprehensive income. Future estimated amortization expense of the Company’s intangible assets as of September 30, 2023 is expected to be as follows (in thousands):

Remainder of 2023	$3,974
2024	14,656
2025	13,939
2026	9,177
2027	8,164
Thereafter	11,552
Total	$61,462

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$15,735	$16,897
Accrued consulting and professional fees	2,991	2,560
Accrued processing fees	3,623	2,287
Accrued channel partner fees	4,789	2,679
Accrued license fees	6,079	3,629
Accrued marketing	2,297	2,169
Accrued tax liabilities	640	1,769
Short-term deferred purchase price	1,144	—
Other	6,399	6,433
Total	$43,697	$38,423

10. Debt

As of September 30, 2023 and December 31, 2022, the Company had no long-term debt outstanding.

2021 Revolving Credit Facility

On September 27, 2021, the Company entered into a revolving credit agreement (“2021 Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent and certain other lenders. The 2021 Revolving Credit Facility allows the Company to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility will mature on September 27, 2026. In conjunction with the 2021 Revolving Credit Facility, the Company incurred debt issuance costs in the amount of $1.2 million, which were recorded within other assets on the condensed consolidated balance sheets and are being amortized into interest expense over the term of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility requires the Company to pay a commitment fee in respect to unused revolving credit facility commitments of 0.25% per annum. The commitment fee is recorded as a component of interest expense on the Company's condensed consolidated statements of operations and comprehensive income. On June 30, 2023, the Company amended the 2021 Revolving Credit Facility to transition from a London Interbank Overnight Rate ("LIBOR")-based interest rate to a Secured Overnight Financing Rate ("SOFR")-based interest rate. No change was made to the interest rate margin. As of September 30, 2023, the Company has not yet drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing the Company's borrowing capacity to $72.9 million.

The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require the Company to not exceed certain specified total net leverage ratios at the end of each fiscal quarter.

11. Stockholders' Equity

Preferred Stock

In connection with the Company's initial public offering ("IPO") in September 2021, the Company's amended and restated certificate of incorporation and amended and restated bylaws became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of September 30, 2023, no shares of preferred stock were issued or outstanding.

Common Stock

The Company's amended and restated certificate of incorporation authorized the issuance of 650,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2023, there were 167,864,066 shares of common stock issued and outstanding.

12. Stock-based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the Company's IPO. The 2021 Plan provides for granting stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, restricted stock units ("RSUs"), other stock-based awards, and cash awards to eligible employees, consultants and directors. A total of 14,798,186 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) 5% of the shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or (ii) a smaller number of shares as determined by the Company's Board of Directors. As of September 30, 2023, there were 10,287,873 remaining shares available for the Company to grant under the 2021 Plan.

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

The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation during the offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the fair market value on the last day of the offering period. The 2021 ESPP will typically be administered through consecutive six-month offering periods, commencing on June 1st and December 1st of each fiscal year. As of September 30, 2023, there were 2,088,097 shares of common stock available for issuance under the 2021 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense is reflected in the condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$802	$397	$1,842	$660
General and administrative	2,958	1,832	8,009	6,528
Selling and marketing	1,207	869	3,134	1,829
Research and development	1,649	700	3,633	1,095
Total	$6,616	$3,798	$16,618	$10,112

13. Income Taxes

The Company's effective income tax rates were 35.5% and (18.5)% for the three months ended September 30, 2023 and 2022, respectively. The Company's effective income tax rates were 47.6% and (22.6)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2023 were higher than the statutory rate of 21.0% primarily due to the impact of the valuation allowance, partially offset by excess benefits from stock-based compensation. The effective tax rates for the three and nine months ended September 30, 2022 were lower than the statutory rate of 21.0% primarily due to excess benefits from stock-based compensation.

14. Commitments and Contingencies

Non-Cancellable Commitments

As of September 30, 2023, the Company had non-cancellable commitments to vendors primarily consisting of subscriptions to third party software products. Obligations under contracts that are cancellable or with a remaining term of 12 months or less are not included. As of September 30, 2023, future minimum payments under other non-cancellable agreements were as follows (in thousands):

Remainder of 2023	$2,335
2024	3,438
2025	738
2026	184
2027	—
Thereafter	—
Total	$6,695

Contingent Value Payments

In 2019, the CVR Bonus Award Plan ("CVR Plan") was established for the benefit of option holders as of February 11, 2019 in the event that holders of Class A-1 common shares of EngageSmart, LLC (the Company's predecessor) receive cash distributions in connection with certain exit events specified under EngageSmart, LLC's LLC Agreement of at least $889.1 million (the “Performance Threshold”). Subject to the achievement of the Performance Threshold, CVR Unit Awards ("CVR Units") entitle the holder, subject generally to the holder’s continued employment through the date of payment, to a pro-rata portion of a bonus pool (based on a participant’s share of CVR Units held). The maximum amount of this bonus pool was capped at $9.5 million, of which, $6.0 million remains outstanding as of September 30, 2023. No compensation expense has been recognized in relation to the CVR Plan as the Company has determined that achievement of the Performance Threshold is not probable as of September 30, 2023.

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

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and may enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, may be indefinite with no limit to the Company’s maximum potential payment exposure. In addition, the Company has obligations with certain members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and/or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under any indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

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

15. Segment and Geographic Information

Segment Information

The Company has determined that its chief executive officer is its chief operating decision maker (“CODM”) and the Company is organized into two reportable segments: Enterprise Solutions and SMB Solutions. The reportable segments were determined based on how the CODM reviews business performance and makes decisions about resources to be allocated.

The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, and Giving. For the Enterprise Solutions segment, the Company integrates directly with its customers’ core software systems and utilizes a partner-assisted direct sales model for purposes of its go-to-market strategy. The Company generates a significant majority of its revenue in this segment from transaction and usage-based revenue. For the nine months ended September 30, 2023, this segment generated 44% of total revenue. On August 2, 2023, the Company divested the entity that operated the HealthPay24 solution, which was previously included in the Company's Enterprise Solutions segment.

The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry. For the Company's SMB Solutions segment, the Company primarily relies on a free trial to paid customer sales model. The Company generates interest for its offerings in the Company's SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. The Company generates a majority of its revenue in this segment from subscription revenue. For the nine months ended September 30, 2023, this segment generated 56% of total revenue.

The CODM evaluates segment operating performance using revenue and Adjusted EBITDA, as defined below, from reportable segments to make resource allocation decisions and to evaluate segment performance. Adjusted EBITDA assists management in comparing the Company’s performance on a consistent basis for purposes of business decision-making. The Company defines Adjusted EBITDA as net income excluding interest income (expense), net; provision for (benefit from) income taxes; depreciation; and amortization of intangible assets, as further adjusted for gain on sale of business, transaction-related expenses and stock-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

The following table sets forth the revenue and Adjusted EBITDA results attributable to each reportable segment and includes a reconciliation of the totals reported for the reportable segments to the applicable line items in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Enterprise Solutions	$42,251	$35,866	$122,204	$99,743
SMB Solutions	55,481	42,930	158,369	120,277
Total revenue	97,732	78,796	280,573	220,020
Adjusted EBITDA
Enterprise Solutions	5,860	4,577	19,481	13,338
SMB Solutions	21,217	16,314	59,882	45,239
Total Adjusted EBITDA from reportable segments	27,077	20,891	79,363	58,577
Unallocated corporate expenses	(8,230)	(7,669)	(23,815)	(22,833)
Total Adjusted EBITDA	18,847	13,222	55,548	35,744
Reconciling items:
Interest income (expense), net	3,555	1,005	9,180	1,127
Amortization of intangible assets	(3,954)	(3,900)	(11,754)	(11,700)
Depreciation	(1,061)	(816)	(3,084)	(2,289)
Gain on sale of business	10,511	—	10,511	—
Transaction-related expenses	(3,417)	—	(5,639)	38
Stock-based compensation	(6,616)	(3,798)	(16,618)	(10,112)
Income before income taxes	17,865	5,713	38,144	12,808
Provision for (benefit from) income taxes	6,335	(1,057)	18,152	(2,900)
Net income	$11,530	$6,770	$19,992	$15,708

The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

For the nine months ended September 30, 2023 and 2022, revenues by geographic region are not disclosed as revenue outside the United States does not exceed 10% of total revenue.

The Company does not disclose geographic information for long-lived assets as long-lived assets located outside the United States do not exceed 10% of total assets.

16. Subsequent Events

On October 23, 2023, the Company entered into a Merger Agreement with Parent and Merger Sub, providing for the acquisition of the Company, by affiliates of Vista Equity Partners Management, LLC (“Vista”) for $23.00 for each share not held by the Company, affiliates of Vista, including Parent and Merger Sub, and affiliates of General Atlantic, the current majority stockholder of the Company. General Atlantic plans to roll over a portion of its shares into the Surviving Corporation (as defined the Merger Agreement). The transaction is expected to close in the first calendar quarter of 2024, subject to the satisfaction of closing conditions contained the Merger Agreement, including the affirmative vote of the holders of a majority of the outstanding shares of common stock held by the Unaffiliated Company Stockholders (as defined the Merger Agreement). Upon completion of the transaction, the Company’s common stock will no longer be publicly listed and the Company will become a privately-held company. Vista intends to finance the transaction with fully committed equity financing that is not subject to any financing condition.

The Merger Agreement includes a “go-shop” period expiring at 11:59 p.m., Eastern time, on November 22, 2023 (the “No-Shop Period Start Date”), which allows the Company’s board of directors and its advisors to actively engage in certain activities, including discussions or negotiations with respect to acquisition proposals from third parties, subject to the terms and conditions set forth in the Merger Agreement. The Company’s board of directors will have the right to terminate the Merger Agreement to enter into a superior proposal.

The Merger Agreement also contains certain termination rights for Vista, with a termination fee payable by the Company to Vista for up to $144.4 million under certain circumstances. In addition, the Company or Vista may terminate the Merger Agreement if the Merger is not consummated by May 23, 2024.

The foregoing summary of the Merger Agreement and the Support Agreements (as defined the Merger Agreement) is not complete and is qualified in its entirety by the full text of the Merger Agreement and Support Agreements, which are attached as exhibits to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of the Company’s Form 8-K filed with the SEC on October 23, 2023.

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

Overview

We are a leading provider of vertically tailored customer engagement software and integrated payments solutions. At EngageSmart, our mission is to simplify customer and client engagement to allow our customers to focus resources on initiatives that improve their businesses and better serve their communities. We offer single instance, multi-tenant, true Software-as-a-Service ("SaaS") vertical solutions that are designed to simplify our customers’ engagement with their clients by driving digital adoption and self-service. As of September 30, 2023, we serve approximately 116,200 customers in the SMB Solutions segment and approximately 3,400 customers in the Enterprise Solutions segment across several core verticals: Health & Wellness, Government, Utilities, Financial Services, and Giving. On August 2, 2023, we divested the entity that operated the HealthPay24 solution, which was previously included in our Enterprise Solutions segment. Our SaaS solutions are purpose-built for each of our verticals and they simplify and automate mission-critical workflows such as scheduling, client onboarding, client communication, paperless billing, and electronic payment processing. Our solutions transform our customers’ digital engagement and empower them to manage, improve, and grow their businesses.

Our vertically tailored solutions include software and payment tools that automate mission-critical business workflows for customers across our verticals. Our value proposition is focused on transforming our customers’ digital engagement through three core SaaS solutions, including:

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

•
Enterprise Solutions. The Enterprise Solutions segment is primarily engaged in providing SaaS solutions that simplify customer-client engagement primarily through electronic billing and digital payments, and includes our InvoiceCloud and DonorDrive solutions. Enterprise solutions are built to address the unique needs of specific verticals: Government, Utilities, Financial Services, and Giving. For the Enterprise Solutions segment, we typically integrate directly with our customers’ core software systems and utilize a partner-assisted direct sales model for purposes of our go-to-market strategy. We generate a significant majority of our revenue in this segment from transaction and usage-based revenue. For the nine months ended September 30, 2023, this segment generated 44% of total revenue.
•
SMB Solutions. The SMB Solutions segment is primarily engaged in providing end-to-end practice management solutions geared toward the Health & Wellness industry and includes our SimplePractice solution. For our SMB Solutions segment, we primarily rely on a free trial to paid customer sales model. We generate interest for our offerings in our SMB Solutions segment through a combination of search engine optimization, word-of-mouth, paid customer referrals, and search engine marketing. We generate a majority of our revenue in this segment from subscription revenue. For the nine months ended September 30, 2023, this segment generated 56% of total revenue.

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

Agreement and Plan of Merger

On October 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Icefall Parent, LLC, a Delaware limited liability company and affiliate of Vista Equity Partners (“Parent”), and Icefall Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). See Note 16 - Subsequent Events, appearing in this Quarterly Report on Form 10-Q for further information.

Impact of Economic and Inflationary Pressure on Our Business

We continued to operate in an environment of economic uncertainty and inflationary pressure, however inflation did not have a material impact on our results of operations during the nine months ended September 30, 2023.

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

	September 30, 2023	September 30, 2022
Customers in the SMB Solutions segment	116,221	94,528
Customers in the Enterprise Solutions segment (1)	3,406	3,268
Total	119,627	97,796

(1) On August 2, 2023, the Company divested the entity that operates the HealthPay24 solution. As of September 30, 2022, the Enterprise Solutions segment included 73 customers related to the HealthPay24 business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Transactions Processed	42.5	37.5	128.9	107.9

(1) On August 2, 2023, the Company divested the entity that operates the HealthPay24 solution. During the three months ended September 30, 2023 and September 30, 2022, there were 1.0 million and 2.5 million Transactions Processed related to the HealthPay24 business, respectively. During the nine months ended September 30, 2023 and September 30 2022, there were 7.2 million and 7.5 million Transactions Processed related to the HealthPay24 business, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income excluding interest income (expense), net, provision for (benefit from) income taxes, depreciation, and amortization of intangible assets, as further adjusted for gain on sale of business, transaction-related expenses, and stock-based compensation. Transaction-related expenses typically consist of direct costs related to acquisitions, divestitures, and other strategic activities which are excluded from our non-GAAP measures because they relate to specific transactions which are not reflective of our ongoing operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net income	$11,530	$6,770	$19,992	$15,708
Net income margin	11.8%	8.6%	7.1%	7.1%
Adjusted EBITDA	$18,847	$13,222	$55,548	$35,744
Adjusted EBITDA Margin	19.3%	16.8%	19.8%	16.2%

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as gross profit as adjusted for amortization of intangible assets, stock-based compensation and transaction-related expenses. We define Adjusted Gross Margin as Adjusted Gross Profit divided by revenue. We believe that Adjusted Gross Profit and Adjusted Gross Margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$75,911	$59,951	$216,216	$167,333
Gross margin	77.7%	76.1%	77.1%	76.1%
Adjusted Gross Profit	$78,269	$61,885	$222,690	$172,606
Adjusted Gross Margin	80.1%	78.5%	79.4%	78.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net income	$11,530	$6,770	$19,992	$15,708
Net income margin	11.8%	8.6%	7.1%	7.1%
Adjustments:
Provision for (benefit from) income taxes	6,335	(1,057)	18,152	(2,900)
Interest (income) expense, net	(3,555)	(1,005)	(9,180)	(1,127)
Amortization of intangible assets	3,954	3,900	11,754	11,700
Depreciation	1,061	816	3,084	2,289
Stock-based compensation	6,616	3,798	16,618	10,112
Gain on sale of business	(10,511)	—	(10,511)	—
Transaction-related expense	3,417	—	5,639	(38)
Adjusted EBITDA	$18,847	$13,222	$55,548	$35,744
Adjusted EBITDA Margin	19.3%	16.8%	19.8%	16.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$75,911	$59,951	$216,216	$167,333
Gross margin	77.7%	76.1%	77.1%	76.1%
Adjustments:
Amortization of intangible assets	1,552	1,537	4,628	4,613
Stock-based compensation	802	397	1,842	660
Transaction-related expense	4	—	4	—
Adjusted Gross Profit	$78,269	$61,885	$222,690	$172,606
Adjusted Gross Margin	80.1%	78.5%	79.4%	78.5%

Components of Results of Operations

Revenue

We generate revenue primarily from providing access to our SaaS solutions via subscription and transaction and usage-based fees for services provided through such solutions. To a lesser extent, we also generate revenue from the sale of implementation services and on-demand learning courses.

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

Gain on sale of business

Gain on sale of business is measured as the fair value of consideration received in excess of the carrying value of the assets and liabilities sold.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, consists primarily of amortization of customer relationship and trade name assets acquired as part of business combinations. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(% of total revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.3%	23.9%	22.9%	23.9%
Gross profit	77.7%	76.1%	77.1%	76.1%
Operating expenses:
General and administrative	18.6%	17.7%	17.1%	19.2%
Selling and marketing	34.4%	32.9%	33.2%	32.8%
Research and development	18.3%	16.5%	17.6%	15.5%
Gain on sale of business	(10.8)%	—%	(3.7)%	—%
Amortization of intangible assets	2.5%	3.0%	2.5%	3.2%
Total operating expenses	63.0%	70.1%	66.7%	70.7%
Income from operations	14.6%	6.0%	10.3%	5.3%
Other income (expense), net:
Interest expense	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Other income, net	3.8%	1.4%	3.4%	0.7%
Total other income (expense), net	3.6%	1.3%	3.3%	0.5%
Income before income taxes	18.3%	7.3%	13.6%	5.8%
Provision for (benefit from) income taxes	6.5%	(1.3)%	6.5%	(1.3)%
Net income and comprehensive income	11.8%	8.6%	7.1%	7.1%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(in thousands, except percentages)
Revenue	$97,732	$78,796	$18,936	24.0%	$280,573	$220,020	$60,553	27.5%
Cost of revenue	21,821	18,845	2,976	15.8%	64,357	52,687	11,670	22.1%
Gross profit	75,911	59,951	15,960	26.6%	216,216	167,333	48,883	29.2%
Operating expenses:
General and administrative	18,218	13,986	4,232	30.3%	48,081	42,270	5,811	13.7%
Selling and marketing	33,596	25,906	7,690	29.7%	93,143	72,262	20,881	28.9%
Research and development	17,889	12,978	4,911	37.8%	49,402	34,011	15,391	45.3%
Gain on sale of business	(10,511)	—	(10,511)	100.0%	(10,511)	—	(10,511)	100.0%
Amortization of intangible assets	2,402	2,363	39	1.7%	7,126	7,087	39	0.6%
Total operating expenses	61,594	55,233	6,361	11.5%	187,241	155,630	31,611	20.3%
Income from operations	14,317	4,718	9,599	203.5%	28,975	11,703	17,272	147.6%
Other income (expense), net:
Interest expense	(135)	(121)	(14)	11.6%	(375)	(361)	(14)	3.9%
Other income, net	3,683	1,116	2,567	230.0%	9,544	1,466	8,078	551.0%
Total other income (expense), net	3,548	995	2,553	256.6%	9,169	1,105	8,064	729.8%
Income before income taxes	17,865	5,713	12,152	212.7%	38,144	12,808	25,336	197.8%
Provision for (benefit from) income taxes	6,335	(1,057)	7,392	(699.3)%	18,152	(2,900)	21,052	(725.9)%
Net income and comprehensive income	$11,530	$6,770	$4,760	70.3%	$19,992	$15,708	$4,284	27.3%

Revenue

Revenue increased $18.9 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $11.7 million in transaction and usage-based revenue driven by an increase in the number of Transactions Processed, and an increase of $7.9 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and existing customer expansion, offset by a decrease of $0.7 million in other revenue.

Revenue increased $60.6 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $35.5 million in transaction and usage-based revenue driven by an increase in the number of Transactions Processed, and an increase of $26.2 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and existing customer expansion, offset by a decrease of $1.1 million in other revenue.

Cost of revenue

Cost of revenue increased $3.0 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily related to an increase of $2.2 million in personnel-related costs driven by headcount growth to sustain the increased demand for our solutions, and a $0.9 million increase in certain variable transaction, licensing and hosting costs due to higher usage of our solutions.

Cost of revenue increased $11.7 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily related to an increase of $7.4 million in personnel-related costs driven by headcount growth to sustain the increased demand for our solutions, an increase of $3.5 million in certain variable transaction, licensing and hosting costs due to higher usage of our solutions, and an increase of $1.0 million in depreciation expense.

General and administrative expenses

General and administrative expenses increased $4.2 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $2.5 million in professional and consulting-related expenses driven by an increase in transaction-related costs. Additionally, personnel-related costs increased $1.8 million primarily driven by an increase in stock-based compensation expense.

General and administrative expenses increased $5.8 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, due to an increase of $2.8 million in personnel-related costs primarily driven by an increase in stock-based compensation expense. Additionally, professional and consulting-related expenses increased $2.5 million driven by an increase in transaction-related costs, and software costs increased $1.1 million.

Selling and marketing expenses

Selling and marketing expenses increased $7.7 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $3.3 million in fees paid to third-party channel partners, an increase of $2.1 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $1.9 million in personnel-related costs associated with headcount growth.

Selling and marketing expenses increased $20.9 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $7.2 million in personnel-related costs associated with headcount growth, an increase of $6.7 million in fees paid to third-party channel partners, an increase of $5.6 million in advertising and other marketing-related spend utilized to drive new customer additions, and an increase of $0.9 million in professional and consulting-related expenses.

Research and development expenses

Research and development expenses increased $4.9 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $3.4 million in personnel-related costs associated with headcount growth, and an increase of $0.7 million in third-party consulting costs. Headcount growth and the increase in usage of third-party consultants was associated with enhancing the functionality and ease of use of our solutions.

Research and development expenses increased $15.4 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily due to an increase of $11.6 million in personnel-related costs associated with headcount growth, an increase of $2.0 million in third-party consulting costs, and an increase of $1.0 million in software costs. Headcount growth and the increase in usage of third-party consultants was associated with enhancing the functionality and ease of use of our solutions.

Gain on sale of business

Gain on sale of business was $10.5 million during the three and nine months ended September 30, 2023 and related to our divestiture of the entity that operates the HealthPay24 solution, in August 2023. The divestiture resulted in a gain on sale of business recorded within operating expenses, as the divesture was not considered a discontinued operation.

Amortization of intangible assets

Amortization of intangible assets, within operating expenses, remained consistent for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022.

Interest expense

Interest expense remained consistent for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022.

Other income, net

Other income, net increased $2.6 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, due to an increase in interest income earned on our cash equivalents driven by higher interest rates.

Other income, net increased $8.1 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, due to an increase in interest income earned on our cash equivalents driven by higher interest rates.

Provision for (benefit from) income taxes

The provision for income taxes was $6.3 million during the three months ended September 30, 2023, as compared to a benefit from income taxes of $1.1 million for the three months ended September 30, 2022, resulting in an effective income tax rate of 35.5% and (18.5)%, respectively. The increase in income tax provision for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to an increase in pre-tax income, the impact of the valuation allowance, and a reduction of excess tax benefits arising from stock-based compensation.

The provision for income taxes was $18.2 million for the nine months ended September 30, 2023, as compared to a benefit from income taxes of $2.9 million for the nine months ended September 30, 2022, resulting in an effective tax rate of 47.6% and (22.6)%, respectively. The increase in income tax provision for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to an increase in pre-tax income, the impact of the valuation allowance, and a reduction of excess tax benefits arising from stock-based compensation.

Segment Information

Our reportable segments have been determined in accordance with Accounting Standards Codification ("ASC"), ASC 280, Segment Reporting. Currently, we have two reportable segments: Enterprise Solutions and SMB Solutions. The CODM, which is our chief executive officer, evaluates segment operating performance using revenue and Adjusted EBITDA from reportable segments to make resource allocation decisions and to evaluate segment performance. We define Adjusted EBITDA as net income, excluding interest income (expense), net; provision for (benefit from) income taxes; depreciation; and amortization of intangible assets, as further adjusted for gain on sale of business, transaction-related expenses, and stock-based compensation. Adjusted EBITDA from reportable segments excludes unallocated corporate costs which are primarily comprised of costs for accounting, finance, legal, human resources and costs for certain executives supporting overall business strategy and execution.

Adjusted EBITDA from reportable segments is a non-GAAP measure. Refer to “Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenue
Enterprise Solutions	$42,251	$35,866	$122,204	$99,743
SMB Solutions	55,481	42,930	158,369	120,277
Total revenue	97,732	78,796	280,573	220,020
Adjusted EBITDA
Enterprise Solutions	5,860	4,577	19,481	13,338
SMB Solutions	21,217	16,314	59,882	45,239
Total Adjusted EBITDA from reportable segments	27,077	20,891	79,363	58,577
Unallocated corporate expenses	(8,230)	(7,669)	(23,815)	(22,833)
Total Adjusted EBITDA	18,847	13,222	55,548	35,744
Reconciling items:
Interest income (expense), net	3,555	1,005	9,180	1,127
Amortization of intangible assets	(3,954)	(3,900)	(11,754)	(11,700)
Depreciation	(1,061)	(816)	(3,084)	(2,289)
Gain on sale of business	10,511	—	10,511	—
Transaction-related expenses	(3,417)	—	(5,639)	38
Stock-based compensation	(6,616)	(3,798)	(16,618)	(10,112)
Income before income taxes	17,865	5,713	38,144	12,808
Provision for (benefit from) income taxes	6,335	(1,057)	18,152	(2,900)
Net income	$11,530	$6,770	$19,992	$15,708
Net income margin	11.8%	8.6%	7.1%	7.1%
Adjusted EBITDA Margin - Enterprise Solutions	13.9%	12.8%	15.9%	13.4%
Adjusted EBITDA Margin - SMB Solutions	38.2%	38.0%	37.8%	37.6%

Revenue

Revenue for the Enterprise Solutions segment increased $6.4 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily attributable to a $8.1 million increase in transaction and usage-based revenue from our continuing solutions driven by an increase in Transactions Processed, partially offset by a $1.8 million decrease in HealthPay24 revenue due to the divestiture.

Revenue for the Enterprise Solutions segment increased $22.5 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase in transaction and usage-based revenue driven by an increase in Transactions Processed.

Revenue for the SMB Solutions segment increased $12.6 million for the three month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase of $8.1 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and expansion within our existing customers. Additionally, transaction and usage-based revenue increased $4.6 million driven by an increase in Transactions Processed, and to a lesser extent, the impact of a price increase that occurred in the first quarter of 2023.

Revenue for the SMB Solutions segment increased $38.1 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase of $25.3 million in subscription revenue driven by an increase in the number of customers utilizing our solutions and expansion within our existing customers. Additionally, transaction and usage-based revenue increased $13.0 million driven by an increase in Transactions Processed, and to a lesser extent, the impact of a price increase that occurred in the first quarter of 2023.

Adjusted EBITDA Margin

Adjusted EBITDA margin for the Enterprise Solutions segment increased to 13.9% and 15.9% for the three and nine month periods ended September 30, 2023, respectively, as compared to 12.8% and 13.4% in the corresponding periods in 2022, respectively. The increase in Adjusted EBITDA margin was primarily driven by cost of revenue efficiencies in delivering our products as well as efficiencies in general and administrative spend, partially offset by an increase in research and development expenses.

Adjusted EBITDA margin for the SMB Solutions segment increased slightly to 38.2% and 37.8% for the three and nine month periods ended September 30, 2023, respectively, as compared to 38.0% and 37.6% in the corresponding periods in 2022, respectively. The increase in Adjusted EBITDA margin was primarily driven by efficiencies in general and administrative spend, partially offset by an increase in research and development and sales and marketing spend associated with headcount growth and marketing-related spend to drive new customer additions.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $366.0 million which were primarily held for working capital purposes. Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and the sale of our equity securities. We believe our existing cash and cash equivalents, cash provided by operations and access to our 2021 Revolving Credit Facility, as defined below, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also expect our sources of liquidity will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

On September 27, 2021, we entered into a revolving credit agreement ("2021 Revolving Credit Facility") which allows us to borrow up to $75.0 million, $7.5 million of which may be comprised of a letter of credit facility. The 2021 Revolving Credit Facility matures on September 27, 2026. On June 30, 2023, we amended the 2021 Revolving Credit Facility to transition from a London Interbank Overnight Rate ("LIBOR")-based interest rate to a Secured Overnight Financing Rate ("SOFR")-based interest rate. No change was made to the interest rate margin. As of September 30, 2023, we have not drawn upon the 2021 Revolving Credit Facility, although $2.1 million has been utilized against the 2021 Revolving Credit Facility in the form of a line of credit, reducing our borrowing capacity to $72.9 million. The 2021 Revolving Credit Facility contains certain financial maintenance covenants, which require us to not exceed certain specified total net leverage ratios at the end of each fiscal quarter. As of September 30, 2023, we were in compliance with all financial covenants under the 2021 Revolving Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$42,427	$34,114
Net cash provided by (used in) investing activities	$11,176	$(4,759)
Net cash provided by financing activities	$651	$9,807

Cash Flows from Operating Activities

Our primary source of operating cash is revenue generated from subscription and transaction and usage-based fees associated with our SaaS solutions. Our primary uses of operating cash are personnel-related costs and payments to our vendors. Our cash flows from operating activities are impacted by the amount of our net income, revenue and customer growth, volume of transactions, changes in working capital accounts, the timing of payments to vendors and add-backs of non-cash expense items such as depreciation and amortization, amortization of deferred costs, stock-based compensation expense, deferred income taxes, loss on disposal of property and equipment, non-cash interest expense and gain on sale of business.

Net cash provided by operating activities increased $8.3 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022, due to a $4.4 million increase in net income adjusted for non-cash expense items, and an increase of $3.9 million in cash generated from the change in operating asset and liability accounts.

Cash Flows from Investing Activities

Investing activities primarily consist of proceeds from divestitures, payments made related to business acquisitions and capital expenditures.

Net cash used in investing activities increased $15.9 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022

During the nine months ended September 30, 2023, cash provided by investing activities was $11.2 million, which was driven by $30.0 million of proceeds from the divestiture of the entity that operates the HealthPay24 solution, offset by a $11.8 million payment for the acquisition of Luminello, Inc. and $7.1 million in capital expenditures.

During the nine months ended September 30, 2022, cash used in investing activities was $4.8 million related to capital expenditures.

Cash Flows from Financing Activities

Financing activities primarily consist of proceeds from the exercise of stock-based options, proceeds from the issuance of common stock under our employee stock purchase plan, contingent consideration payments and payments of taxes related to net share settlement of equity awards.

Net cash provided by financing activities decreased $9.2 million for the nine month period ended September 30, 2023, as compared to the corresponding period in 2022.

During the nine months ended September 30, 2023, cash provided by financing activities was $0.7 million, which was primarily driven by $3.8 million of proceeds from the exercise of stock options and $1.0 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $4.2 million of tax payments related to net share settlement of equity awards.

During the nine months ended September 30, 2022, cash provided by financing activities was $9.8 million, which was primarily driven by $11.2 million of proceeds from the exercise of stock options, offset by contingent consideration payments of $1.1 million.

Contractual Obligations and Commitments

As of September 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our 2022 Form 10-K.

For additional discussion on our operating leases and other non-cancellable commitments, refer to Note 6 - Leases and Note 14 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 27, 2023, a purported class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Franchi v. EngageSmart, et al., No. 2023-1093-JTL. The complaint names as defendants the Company, the members of the Company’s board of directors, General Atlantic (IC), L.P., General Atlantic (IC) SPV., L.P. (collectively, “GA”), Vista Equity Partners Management, LLC, Vista Equity Partners Fund VIII, L.P., Icefall Parent, LLC, and Icefall Merger Sub, Inc. (collectively, “Vista”). The complaint alleges that the proposed merger with affiliates of Vista breaches the Company’s Amended and Restated Certificate of Incorporation (the “Certificate”) by providing for different treatment of the common shares owned by public stockholders as compared to the common shares owned by GA in connection with the proposed merger. The lawsuit alleges claims for breach of contract against the Company for breach of the Certificate, claims against GA and Vista for tortious interference with the Certificate, claims for breach of fiduciary duty against the members of the Company’s board of directors, claims for breach of fiduciary duty against GA, and a claim for aiding and abetting breaches of fiduciary duty against Vista. The lawsuit seeks an injunction against the closing of the proposed merger unless and until the merger complies with the Certificate, monetary damages, attorneys’ fees, and expenses. The Company believes the claims asserted in the action to be without merit and intends to vigorously defend the litigation. However, at this time, it is not possible to predict the outcome of the proceeding or its impact on the Company or the proposed merger.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. Other than as described below, there have been no material changes to the risks and uncertainties previously identified in Part I, Item 1A. “Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Proposed Merger

On October 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Icefall Parent, LLC, a Delaware limited liability company and affiliate of Vista Equity Partners (“Parent”), and Icefall Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $23.00 per share in cash upon completion of the proposed transaction. See Note 16 - Subsequent Events, appearing in this Quarterly Report on Form 10-Q for further information.

The Merger Agreement was unanimously approved by our Board of Directors. The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.4 to this Quarterly Report on Form 10-Q.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:

•
to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•
investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•
we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•
any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•
the requirement that we pay a termination fee under certain circumstances.

In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

If the proposed Merger is delayed or not completed, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $144.4 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. Under the Merger Agreement, beginning on November 23, 2023 we will become subject to customary “no-shop”

restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no material order preventing or materially delaying the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.

Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

If the Merger is consummated, our stockholders will not be able to participate in any further upside to our business.

If the Merger is consummated, our stockholders will receive $23.00 in cash per common share owned by them, without interest and subject to applicable tax withholding, and will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

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

(c) Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

			Trading Arrangement
Name/Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5‑1**	Total Shares to be Sold	Expiration Date
Robert P. Bennett	Terminate (1)	August 21, 2023	X		(2)	January 3, 2024
Chief Executive Officer
Cassandra Hudson	Terminate (3)	September 22, 2023	X		(4)	November 21, 2024
Chief Financial Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) On August 21, 2023, Mr. Bennett terminated trading arrangements for each of Mr. Bennett, the Robert P. Bennett 2020 Guarantor Retained Trust, and The Bennett Family 2020 Trust that were, in each case, originally adopted on September 9, 2022.

(2) The terms of each plan described in footnote (1) provided for the sale of up to 252,000 shares of common stock. As of the date of termination, Mr. Bennett had sold 168,000 shares of common stock under each plan.

(3) On September 22, 2023, Ms. Hudson terminated the trading arrangement originally adopted on December 14, 2022 and subsequently modified on June 14, 2023.

(4) The terms of the modified plan described in footnote (3) provided for the sale of up to 387,002 shares of common stock. As of the date of termination, Ms. Hudson had not sold any shares of common stock under the modified plan.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Plan of Conversion.	10-Q	001-40835	2.1	11/10/2021
2.2	Plan of Reorganization.	10-Q	001-40835	2.2	11/10/2021
2.3	Certificate of Conversion of EngageSmart, Inc.	10-Q	001-40835	2.3	11/10/2021
2.4	Agreement and Plan of Merger, dated as of October 23, 2023, by and among EngageSmart, Inc., Icefall Parent, LLC and Icefall Merger Sub, Inc.+	8-K	001-40835	2.1	10/23/2023
3.1	Amended and Restated Certificate of Incorporation of EngageSmart, Inc.	10-Q	001-40835	3.1	11/10/2021
3.2	Bylaws of EngageSmart, Inc.	10-Q	001-40835	3.2	11/10/2021
4.1	Specimen Common Stock Certificate Evidencing the Shares of Common Stock.	S-1/A	333-259101	4.3	9/13/2021
10.1	Support Agreement, dated as of October 23, 2023, by and among EngageSmart, Inc., Parent and affiliates of General Atlantic.	8-K	001-40835	10.1	10/23/2023
10.2	Support Agreement, dated as of October 23, 2023, by and among EngageSmart, Inc., Parent and affiliates of Summit.	8-K	001-40835	10.2	10/23/2023
10.3	Amendment to EngageSmart, Inc. 2021 Incentive Award Plan.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*	Filed herewith.
**	Furnished herewith.
+

The schedules are exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EngageSmart, Inc.

Date: November 2, 2023	By:	/s/ Robert P. Bennett
Robert P. Bennett
Chief Executive Officer

Date: November 2, 2023	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer